Form 10QSB
period 1996-03-31
BANK CORP OF GEORGIA
filed 1996-05-13
CIK 315708

                           FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549


[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996

                                OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT

For the transition period from _______________ to _________.


                  Commission File Number 0-17851

                Bank Corporation of Georgia
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


           Georgia                             58-1406233
- - --------------------------------           ---------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)          identification number)

             4951 Forsyth Road, Macon, Georgia 31210
             ----------------------------------------
             (Address of principal executive offices)

                           (912) 757-2000
         ------------------------------------------------
         (Issuer's telephone number, including area code)


 ----------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No
                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 1996: 2,064,656 shares of Common Stock, $1.00 par value per share.

                   BANK CORPORATION OF GEORGIA

                              INDEX
                                                                    Page No.
                                                                    --------
PART I              FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Balance Sheets
                    March 31, 1996, December 31, 1995
                    and March 31, 1995                                  3-4

                    Consolidated Statements of Income
                    for the Three Months and Quarter Ended
                    March 31, 1996 and 1995                             5

                    Consolidated Statements of Cash Flows
                    for the Three Months and Quarter Ended
                    March 31, 1996 and 1995                             6

                    Notes to Consolidated Financial Statements          7-8

Item 2.             Management's Discussion and Analysis                9-11

PART II             OTHER INFORMATION                                   11

Item 1.             Legal Proceedings

Item 2.             Changes in Securities

Item 3.             Defaults Upon Senior Securities

Item 4.             Submission of Matters to a Vote of Security Holders

Item 5.             Other Information

Item 6.             Exhibits and Reports on Form 8-K

                                              BANK CORPORATION OF GEORGIA AND SUBS
                                                   CONSOLIDATED BALANCE SHEETS
                                                MARCH 31, 1996 AND MARCH 31, 1995

                ASSETS
                ------
                                                     MARCH 31, 1996          MARCH 31, 1995
                                                     --------------          ---------------
Cash and due from banks                                $5,726,954               $4,892,731
Interest bearing deposits with banks                       ---                      ---
Federal funds sold                                     11,889,214                9,334,566

Investment securities: Available for sale              45,612,044               42,825,683
                           Held to maturity               136,191                  381,793
                                                    -------------            --------------
                                                       45,748,235               43,207,476
                                                    -------------            --------------
Loans:                                                172,057,301              150,586,293
   Less: Unearned discount                               (820,896)                (772,439)
             Allowance for possible loan losses        (2,533,468)              (2,229,694)
                                                    -------------            --------------
             Loans, net                               168,702,937              147,584,160


Bank premises and equipment                             7,896,223                6,528,260
Accrued interest receivable                             1,969,097                1,697,601
Goodwill                                                  892,878                  412,101
Other assets                                            5,373,855                5,027,970
                                                   --------------            --------------
                                                     $248,199,393             $218,684,865
                                                   ==============            ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Deposits:
   Demand                                            $31,599,440              $25,149,907
   Interest bearing demand                            61,439,441               52,553,395
   Savings                                             8,462,246                7,592,037
   Time                                              114,435,365              105,205,728
                                                   -------------              ------------
       Total deposits                                215,936,492              190,501,067

Accounts payable and accrued expense                   2,069,110                1,918,701
Other borrowed money                                   5,000,000                5,270,809
Long-term debt                                         2,400,000                2,500,000
                                                    ------------             ------------
         Total liabilities                           225,405,602              200,190,577

Minority interests in subsidiary                         ---                  1,047,042

Stockholders' equity:
   Common stock                                        2,081,612              1,894,846
   Capital surplus                                    14,428,007             12,649,954
   Retained earnings                                   6,284,172              2,902,446
                                                    ------------           ------------
        Total stockholders' equity                    22,793,791             17,447,246
                                                    ------------           ------------
                                                    $248,199,393           $218,684,865
                                                    ============           ============

                                              BANK CORPORATION OF GEORGIA AND SUBS
                                                   CONSOLIDATED BALANCE SHEETS
                                              MARCH 31, 1996 AND DECEMBER 31, 1995

                         ASSETS
                         ------

                                                     MARCH 31, 1996    DECEMBER  31, 1995
                                                     --------------    ------------------
Cash and due from banks                                $5,726,954          $9,585,975
Interest bearing deposits with banks                       ---                 ---
Federal funds sold                                     11,889,214          13,000,000

Investment securities: Available for sale              45,612,044          36,211,998
                           Held to maturity               136,191             135,448
                                                     ------------        ------------
                                                       45,748,235          36,347,446
                                                     ------------        ------------

Loans:                                                172,057,301         164,752,993
   Less: Unearned discount                               (820,896)           (931,596)
             Allowance for possible loan losses        (2,533,468)         (2,410,787)
                                                     ------------        ------------
             Loans, net                               168,702,937         161,410,610


Bank premises and equipment                             7,896,223           7,070,759
Accrued interest receivable                             1,969,097           1,958,198
Goodwill                                                  892,878             394,439
Other assets                                            5,373,855           5,165,266
                                                     ------------        ------------
                                                     $248,199,393        $234,932,693
                                                     ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Deposits:
   Demand                                            $31,599,440        $33,296,191
   Interest bearing demand                            61,439,441         55,143,345
   Savings                                             8,462,246          7,184,184
   Time                                              114,435,365        107,240,019
                                                    ------------       ------------
        Total deposits                               215,936,492        202,863,739

Accounts payable and accrued expense                   2,069,110          2,667,185
Other borrowed money                                   5,000,000          5,000,000
Long-term debt                                         2,400,000          2,770,809
                                                    ------------       ------------
         Total liabilities                           225,405,602        213,301,733

Minority interests in subsidiary                          ---            1,409,943

Stockholders' equity:
   Common stock                                        2,081,612         1,923,846
   Capital surplus                                    14,428,007         1,343,201
   Retained earnings                                   6,284,172        16,953,970
                                                    ------------      ------------

        Total stockholders' equity                    22,793,791        20,221,017
                                                    ------------      ------------
                                                    $248,199,393      $234,932,693
                                                    ============      ============

                                              BANK CORPORATION OF GEORGIA AND SUBS
                                               CONSOLIDATED STATEMENT OF EARNINGS
                                       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                         THREE MONTHS        THREE MONTHS
                                                             ENDED            ENDED
                                                         MARCH 31, 1996     MARCH 31, 1995
                                                         --------------     ---------------
Interest income:
   Interest and fees on loans                             $4,498,248          $3,971,658
   Interest on federal funds sold                            153,513             195,502
   Interest on investment securities:                        715,568             762,440
                                                         -----------          ----------
        Total interest income                              5,367,329           4,929,600
                                                         -----------          ----------
Interest expense:
   Interest on NOW and money market accounts                 454,294             452,664
   Interest on savings and time deposits                   1,672,429           1,428,015
   Other borrowings                                           48,363             110,314
                                                         -----------          ----------
        Total interest expense                             2,175,086           1,990,993
                                                         -----------          ----------
        Net interest income                                3,192,243           2,938,607

Provision for possible loan losses                           111,000             130,000
                                                         -----------          ----------
Net interest income after provision
   for possible loan losses                                3,081,243           2,808,607
                                                         -----------          ----------
Other operating income:
   Service charge on deposit accounts                        309,430             231,530
   Securities gains (losses)                                   ---                 2,000
   Gain on sale of SBA loans                                   5,739                 100
   Other                                                     267,414             154,955
                                                         -----------          ----------
        Total other operating income                         582,583             388,585
                                                         -----------          ----------
Other operating expense:
   Salaries and employee benefits                          1,425,187           1,235,261
   Occupancy                                                 177,527             155,555
   Equipment                                                 142,890             177,795
   Other operating expense                                   699,253             621,138
                                                         -----------           ---------
        Total other operating expense                      2,444,857           2,189,749
                                                         -----------           ---------

Earnings before income taxes & minority interests          1,218,969           1,007,443

Income tax expense (benefit)                                 388,000             217,300
                                                         -----------           ---------

Earnings before minority interests                           830,969            790,143
Minority interests                                            46,913             83,173
                                                         -----------           ----------
Net earnings                                                $784,056           $706,970
                                                       =============           ===========

                                              BANK CORPORATION OF GEORGIA AND SUBS
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                               THREE MONTHS        THREE MONTHS
                                                                   ENDED              ENDED
                                                               MARCH 31, 1996     MARCH 31, 1995
                                                                -------------     ---------------
Cash flows from operating activities:

   Net income                                                      $784,056             $706,970
   Adjustments to reconcile net earnings to net cash
     provided from operating activities:
       Depreciation                                                 151,152              156,081
       Amortization and accretion, net                              (38,356)             (24,001)
       Minority interests in earnings (loss) of subsidiary           46,913              144,272
       Provision for loan and real estate owned losses              111,000              130,000
      Loss(gain) on sale of investment securities                     ---                 (2,000)
       Change in:
            Other assets                                            162,081             (335,700)
            Other liabilities                                      (706,566)              13,757

                                                                -----------           -----------
Net cash provided by operating activities                           510,280              789,379
                                                                 -----------          -----------
Cash flows from investing activities:

   Proceeds from maturities of investment securities              2,024,624           10,031,884
   Purchase of investment securities                            (12,119,222)         (14,812,709)
   Net increase in loans                                         (7,403,327)          (6,374,015)
   Purchases of premises and equipment                             (976,616)            (231,896)

                                                                 -----------          -----------
Net cash (used) by investing activities                          (18,474,541)        (11,386,736)
                                                                 -----------          -----------
Cash flows from financing activities:

   Net increase in deposits                                       13,072,753           1,178,372
   Repayment of notes payable                                       (100,000)              ---
   Dividends paid                                                      ---                (1,676)
   Proceeds from issuance of common stock                             21,701               ---

                                                                  -----------         -----------
Net cash provided by financing activities                         12,994,454            1,176,696
                                                                  -----------          -----------

Net increase in cash and cash equivalents                         (4,969,807)          (9,420,661)

Cash and cash equivalents at beginning of period                  22,585,975           23,647,958
                                                                 -----------          -----------

Cash and cash equivalents at end of period                       $17,616,168          $14,227,297
                                                                 ===========          ===========

           NOTES TO CONSOLIDATED FINANACIAL STATEMENTS

The financial statements included herein have been prepared by Bank Corporation of Georgia (BCG), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although BCG believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly BCG's financial position, results of operations and changes in financial position for such interim period. These financial statements should be read in conjunction with BCG's financial statements and the notes thereto as of December 31, 1995, included in BCG's annual report on Form 10-KSB for the year ended December 31, 1995.

Bank Corporation of Georgia is a bank holding company whose business is primarily conducted by its wholly-owned banking subsidiaries First South Bank, N. A. ("FSB"), First South Bank of Coweta County, N. A. ("Coweta"), First South Bank of Middle Georgia, N. A. ("Middle Georgia"), and Ameribank, N. A. ("Ameribank"). The accounting principles followed by Bank Corporation of Georgia and its subsidiaries, and the methods of applying those principles conform with generally accepted accounting principles and with general practices within the banking industry, where applicable.

BCG's consolidated financial statements include the accounts of the parent company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment securities are classified and accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 115,
"Accounting for Certain Investments in Debt and Equity
Securities," adopted by the Company January 1, 1994.

Pursuant to SFAS 115 investments are classified and accounted for as follows:

          Debt securities that BCG has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

          Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

          Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

Prior to adoption of SFAS 115 all securities were carried at cost adjusted for amortization of premiums and accretions of discounts, as required by SFAS 12, "Accounting for Certain
Marketable Securities."  For the three months ended March 31,
1996 substantially all of BCG's securities were in the available-for-sale security portfolio.

Interest income on loans is recognized in a manner that results in a level yield on the principal amount outstanding.

Statement of Financial Accounting Standards ("SFAS") No. 91 "Accounting for Non-refundable Fees and Cost Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases," issued in December, 1986, generally requires deferral and amortization of loan fees and direct costs over the life of the related loan.

Since January 1, 1987, BCG has been in compliance with SFAS No.
91. This statement has not had a material impact on the Company's results of operations.

Effective January 1, 1993, BCG adopted Statement of Financial Accounting Standards("SFAS") No. 109 in accounting for financial income tax expense. Previously, BCG accounted for financial income tax expense under the provisions of SFAS 96. Upon application of SFAS 109, the future tax consequences of the differences between the financial reporting and tax bases of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for all of the net deferred tax asset as of January 1, 1993, and accordingly, the initial adoption of SFAS 109 had no effect on the 1993 financial statements. At December 31, 1994, after considering the operating results for 1994 and other matters, the Company reduced the valuation allowance in order to adjust the net deferred tax asset to an amount which management believes will more likely than not be realized. The valuation allowance was reduced at March 31, June 30, and September 30, 1995 by the tax expense that would have been recorded on pretax income times the statutory rate. Therefore, no tax expense was recorded for the first quarter of 1995.

BCG's provision for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to create an allowance adequate to absorb losses on loans outstanding as of the end of each reporting period. For individually significant amounts, management's review consists of evaluations of the financial strength of the borrowers and the related collateral. The review of groups of loans, which are individually insignificant, is based upon the delinquency status of the group, lending policies and previous collections experience by each category.

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is principally computed on the straight-line method over the estimated useful lives of the assets.

Earnings per share are based upon weighted average outstanding shares of common stock of 1,910,454 for the first three months of 1996, the number of shares outstanding as of December 31, 1995 and March 30, 1995.

There are statuory and regulatory requirements applicable to payment of dividends by the Banks as well as by BCG to its shareholders. No cash dividends were declared during the three month period ended March 31, 1996.

Statement of Financial Accounting Standards ("SFAS") No. 95 "Statement of Cash Flows," issued in November, 1987, generally requires a statement of cash flows as part of a full set of financial statements for all business enterprises in place of a statement of changes in financial position. BCG adopted SFAS No. 95 prospectively effective January 1, 1988. For purposes of the Statement of Cash Flows, BCG considers cash and cash equivalents to include cash on hand and amounts due from banks and federal funds sold.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

                         Earnings Summary
                        -----------------

Net income for the first three months of 1996 was $784,048, an increase of $75,597 over the same period in 1995. The net income per share for these two periods was $.41 and $.38, respectively. Before minority interests, BCG had earnings of $830,969 and $790,143 for the first three months of 1996 and 1995, respectively.

Net interest income for the three months ended March 31, 1996 increased $253,636 or 8.6% over the same period in 1995. This increase is primarily due to an increase in net interest earning assets over the same period in 1995.

The net interest margin, as a percentage of earning assets, decreased to 5.89 percent for the first three months of 1996 as compared to 5.92 percent for the same period in 1995.

Non-interest income for the three month period increased $193,998 or 49.9 percent from 1995 to 1996. The increase was primarily the result of an increase in service charges and gain on sale of loans over the same period in 1995.

Non-interest expense increased by $256,598 in the first three months of 1996 from the same period in 1995, an increase of 11.7 percent. The increase was primarily due to an increase in salaries and employee benefits over the same period in 1995. In the first quarter of 1996, Ameribank, N. A., opened a branch office, accounting for a large share of the increase.

For the first three months of 1996, return on equity was 14.58 percent on an annualized basis versus 16.77 percent for the same period a year earlier. The decrease was primarily due to an increase in tax expense due to the cessation of recognition of tax benefits of net operating losses from Ameribank, N. A.

                          Risk Elements
                          -------------

The allowance for loan losses at March 31, 1996 was $2,533,468 or
5.09 percent and 13.62 percent higher than at December 31, 1995 and March 31, 1995, respectively. At March 31, 1996 the allowance represented 1.47 percent of total loans as compared with 1.46 percent at December 31, 1995 and 1.48 percent at March 31, 1995. At March 31, 1996 non-performing loans represented
 .19% of total loans as compared with .23% at December 31, 1995 and .16% at March 31, 1995. The allowance for loan losses as a percentage of non-performing loans was 794% at March 31, 1996 as compared with 643% at December 31, 1995 and 931% at March 31, 1995.

                        Capital Resources
                         ----------------

Shareholders' equity of $22,793,791 at March 31, 1996 increased
30.5 percent over the same period in 1995 resulting in book value per outstanding common of share of $11.04 compared to $9.10 at March 31, 1995. Capital for BCG is above regulatory requirements, with GAAP equity of 9.18 percent of total assets at March 31, 1996.

Set forth below are pertinent capital ratios for the Company and the Banks as of March 31, 1996:

                                                                    Middle
Minimum Capital Requirement       FSB              Coweta           Georgia          Ameribank        BCG
- - ----------------------------      ----             ------           -------          ---------        ---
Tier 1 Capital to Risk-based      10.20%           12.96%           12.29%           10.58%           10.76%
         Assets: 4.00% <F1>

Total Capital to Risk-based       11.45%           14.06%           13.19%           11.81%           11.96%
         Assets: 8.00% <F2>

Leverage Ratio (Tier 1 Capital      6.58%          10.13%             9.86%            7.85%            8.09%
         to Total Assets):
         3.00% <F3>


__________________________

<F1>      Minimum for "Well Capitalized" Banks = 6%
<F2>      Minimum for "Well Capitalized" Banks = 10%
<F3>      Minimum for "Well Capitalized" Banks = 5%


             Liquidity and Interest Rate Sensitivity
             ---------------------------------------

Liquidity management involves the ability to meet cash flow requirements of customers who may be depositors making withdrawals or borrowers needing credit funding. BCG's cash flows are generated from interest and fee income, as well as from loan repayments, deposit acquisition, and maturities or sales of investments. BCG's liquidity needs are provided for primarily through short-term securities, and the maturing of loans.
Federal funds sold represent the BCG's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged $11,359,713 and $13,202,508 for the three months ended March 31, 1996 and 1995, respectively. Maturities in BCG's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

BCG actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations.
At March 31, 1996, BCG's rate sensitive liabilities exceeded rate sensitive assets due within one year by $22,053,000.

BCG manages its liquidity through the volatility of its deposits and patterns in loan demand, its current liquidity position, its ability to control funding needs and potential sources of funds. As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. The target ratio is 85 percent. At March 31, 1996 the ratio was 79.7 percent.

BCG experienced a net decrease in cash and cash equivalents, its primary source of liquidity, of $4,969,807 during the first three months of 1996. Operating activities provided $510,280 of funds. Adjustments to net income for non-cash expenses of depreciation, amortization, and provision for loan losses of $223,796 are included in this amount as a net provision of funds. Investing activities used $18,474,541 of funds, primarily due to an increase in loans and purchases of investment securities during the three month period. Financing activities provided net cash of $12,994,454 due to an increase in deposit accounts during the three months ended March 31, 1996.

                         FASB STATEMENTS
                         ---------------

The Financial Accounting Standards Board (the "FASB") recently issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and with early adoption permitted. Presently, BCG is unable to determine the impact that adoption of SFAS 121 will have on the consolidated financial statements, but management anticipates that the impact will not be material.

                   PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

          Neither Bank Corporation of Georgia nor its subsidiaries is a party to any pending legal proceedings which Management believes would have a material effect upon the operations or financial condition of Bank Corporation of Georgia.

Item 2.   Changes in Securities - Not applicable.

Item 3.   Defaults Upon Senior Securities - Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders -
          Not applicable.

Item 5.   Other Information - Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits - Exhibit 27 - Financial Data Schedule
          (b) Reports on Form 8-K - Not applicable.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Date:     May 7, 1996

                              BANK CORPORATION OF GEORGIA


                              /s/ James R. McLemore, Jr.
                              James R. McLemore, Jr.
                              Treasurer
                              (Principal Financial Officer and
                              Principal Accounting Officer)