Form 10QSB
period 1996-06-30
BANK CORP OF GEORGIA
filed 1996-08-14
CIK 315708

FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549


[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1996
                               -------------------------
                                OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

                  Commission File Number 0-17851

                     Bank Corporation of Georgia
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


           Georgia                       58-1406233
- --------------------------------     ----------------------
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No
                                             -----
State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 1996: 2,272,574 shares of Common Stock, $1.00 par value per share.
                   BANK CORPORATION OF GEORGIA

                              INDEX


                                                         Page No.


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
          June 30, 1996, December 31, 1995
          and June 30, 1995                                   3-4

          Consolidated Statements of Income
          for the Six Months and Quarters Ended
          June 30, 1996 and 1995                              5-6

          Consolidated Statements of Cash Flows
          for the Six Months and Quarters Ended
          June 30, 1996 and 1995                              7-8

          Notes to Consolidated Financial Statements         9-11

Item 2.   Management's Discussion and Analysis
                                                            12-15

PART II   OTHER INFORMATION                                    16

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                   BANK CORPORATION OF GEORGIA AND SUBS
                       CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 1996 AND DECEMBER 31, 1995

                                         June 30, 1996     December 31, 1995
                                         -------------     -----------------
     Assets
     ------
Cash & due from banks                     $11,865,303          $11,352,975
Interest bearing deposits                    -------                 4,000
Federal Funds sold                         17,475,529            3,930,000

Investment securities:
   Available for sale                      43,938,154           39,292,562
   Held to maturity                            88,103            1,135,448
                                         ------------         ------------
         Total investment securities       44,026,257           40,428,010
                                         ------------         ------------

Loans                                     190,928,773          181,473,993
  Less:  Unearned discount                   (834,028)            (931,596)
           Allowance for loan losses       (2,835,306)          (2,652,787)
                                         ------------         ------------
     Loans, net                           187,259,439          177,889,610
                                         ------------         ------------

Bank premises and equipment                 9,506,476            7,923,759
Accrued interest receivable                 2,153,881            2,090,198
Goodwill                                      957,269              394,439
Other assets                                6,250,151            5,645,702
                                         ------------         ------------

                                         $279,494,305         $259,658,693
                                         ============         ============

Liabilities and Stockholders' Equity
- ------------------------------------
Deposits:
   Demand                                 $38,650,552          $37,717,191
   Interest bearing deposits               68,292,234           57,505,345
   Savings                                 10,260,147            9,579,184
   Time                                   125,867,745          119,415,019
                                         ------------          -----------
        Total deposits                    243,070,678          224,216,739
                                         ------------          -----------

Accounts payable and accruals               1,827,446            2,873,185
Other borrowed money                        6,700,000            6,100,000
Long-term debt                              2,500,000            2,770,809
                                         ------------          -----------
          Total liabilities               254,098,124          235,960,733
                                         ------------          -----------
Minority interest in subsidiaries           -------              1,409,943
                                         ------------          -----------
Stockholders' equity:
     Common stock                           2,081,612            3,685,846
     Capital surplus                       14,428,007            3,004,201
     Retained earnings                      8,886,562           15,597,970
                                         ------------          -----------
          Total stockholders' equity       25,396,181           22,288,017
                                         ------------          -----------
                                         $279,494,305         $259,658,693
                                         ============         ============

                   BANK CORPORATION OF GEORGIA AND SUBS
                       CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1996 AND JUNE 30, 1995

                                        June 30, 1996         June 30, 1995
                                        -------------         -------------

     Assets
     ------
Cash & due from banks                     $11,865,303          $12,752,529
Interest bearing deposits                   -------                  5,000
Federal Funds sold                         17,475,529            7,479,767

Investment securities:
   Available for sale                      43,938,154           46,029,819
   Held to maturity                            88,103            1,883,422
                                         ------------         ------------
        Total investment securities        44,026,257           47,913,241
                                         ------------         ------------

Loans                                     190,928,773          171,520,964
  Less:  Unearned discount                   (834,028)            (763,946)
           Allowance for loan loss         (2,835,306)          (2,516,313)
                                         ------------         ------------
           Loans, net                     187,259,439          168,240,705
                                         ------------         ------------

Bank premises and equipment                 9,506,476            8,270,584
Accrued interest receivable                 2,153,881            2,071,581
Goodwill                                      957,269              406,214
Other assets                                6,250,151            4,694,220
                                         ------------         ------------
                                         $279,494,305         $251,833,841
                                         ============         ============

Liabilities and Stockholders' Equity
- ------------------------------------
Deposits:
   Demand                                 $38,650,552          $32,574,348
   Interest bearing deposits               68,292,234           55,271,648
   Savings                                 10,260,147           10,651,910
   Time                                   125,867,745          118,877,164
                                         ------------         ------------
        Total deposits                    243,070,678          217,375,070
                                         ------------         ------------

Accounts payable and accruals               1,827,446            3,085,071
Other borrowed money                        6,700,000            6,913,617
Long-term debt                              2,500,000            2,500,000
                                         ------------         ------------
        Total liabilities                 254,098,124          229,873,758
                                         ------------         ------------

Minority interest in subsidiaries           -------              1,176,204
                                         ------------         ------------
Stockholders' equity:
     Common stock                           2,081,612            3,529,846
     Capital surplus                       14,428,007           14,256,954
     Retained earnings                      8,886,562            2,997,079
                                         ------------         ------------
        Total stockholders' equity         25,396,181           20,783,879
                                         ------------         ------------
                                         $279,494,305         $251,833,841
                                         ============         ============

                   BANK CORPORATION OF GEORGIA AND SUBS
                   CONSOLIDATED STATEMENTS OF EARNINGS
         FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995


                                                    Six Months Ended           Six Months Ended
                                                      June 30, 1996             June 30, 1995
                                                    ----------------           ----------------
Interest income:
     Interest and fees on loans                        $10,074,106                $9,172,346
     Interest on federal funds sold                        303,365                   315,815
     Interest on investment securities                   1,565,706                 1,635,197
                                                      ------------               -----------

          Total interest income                         11,943,177                11,123,358
                                                      ------------               -----------
Interest expense:
     Interest on NOW and money market accounts           1,007,401                   946,776
     Interest on savings and time deposits               3,694,146                 3,364,686
     Other borrowings                                       59,014                   189,971
                                                      ------------               -----------

          Total interest expense                         4,760,561                 4,501,433
                                                      ------------               -----------

          Net interest income                            7,182,616                 6,621,925

Provision for possible loan losses                         262,000                   245,002
                                                      ------------               -----------
Net interest income after provision for
possible loan losses                                     6,920,616                 6,376,923
                                                      ------------               -----------
Other operating income:
     Service charge on deposit accounts                    771,513                   671,312
     Securities gains (losses)                              (6,581)                    1,477
     Gain on sale of SBA loans                               5,739                    ----
     Other                                                 431,223                   534,788
                                                      ------------               -----------
          Total other operating income                   1,201,894                 1,207,577
                                                      ------------               -----------
Other operating expenses:
     Salaries and employee benefits                      3,159,587                 2,930,904
     Occupancy                                             423,456                   375,542
     Equipment                                             384,950                   386,952
     Other operating expense                             2,226,099                 1,666,187
                                                      ------------               -----------
          Total operating expenses                       6,194,092                 5,359,585
                                                      ------------               -----------
Earnings before income taxes and
minority interests                                       1,928,418                 2,224,915

Income tax expense (benefit)                               215,309                   472,200
                                                      ------------               -----------
Earnings before minority interests                       1,713,109                 1,752,715

Minority interests                                          46,913                   158,976
                                                      ------------               -----------
Net earnings                                            $1,666,196                $1,593,739
                                                      ============               ===========

                   BANK CORPORATION OF GEORGIA AND SUBS
                   CONSOLIDATED STATEMENTS OF EARNINGS
        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

                                                   Three Months Ended        Three Months Ended
                                                       June 30, 1996             June 30, 1995
                                                    ----------------           ----------------
Interest income:
     Interest and fees on loans                         $5,575,858                $4,750,688
     Interest on federal funds sold                        149,852                   109,313
     Interest on investment securities                     850,138                   800,757
                                                      ------------               -----------

          Total interest income                          6,575,848                 5,660,758
                                                      ------------               -----------
Interest expense:
     Interest on NOW and money market accounts             553,107                   462,112
     Interest on savings and time deposits               2,021,717                 1,749,671
     Other borrowings                                       10,651                    79,657
                                                      ------------               -----------

          Total interest expense                         2,585,475                 2,291,440
                                                      ------------               -----------
          Net interest income                            3,990,373                 3,369,318

Provision for possible loan losses                         151,000                   115,002
                                                      ------------               -----------
Net interest income after provision for
possible loan losses                                     3,839,373                 3,254,316
                                                      ------------               -----------
Other operating income:
     Service charge on deposit accounts                    462,083                   363,782
     Securities gains (losses)                              (6,581)                     (523)
     Gain on sale of SBA loans                             -------                      (100)
     Other                                                 163,809                   331,833
                                                      ------------               -----------

          Total other operating income                     619,311                   694,992
                                                      ------------               -----------
Other operating expenses:
     Salaries and employee benefits                      1,734,400                 1,531,643
     Occupancy                                             245,929                   197,987
     Equipment                                             242,060                   172,157
     Other operating expense                             1,526,846                   891,049
                                                      ------------               -----------

          Total operating expenses                       3,749,235                 2,792,836
                                                      ------------               -----------
Earnings before income taxes and
minority interests                                         709,449                 1,156,472

Income tax expense (benefit)                              (172,691)                  266,900
                                                      ------------               -----------

Earnings before minority interests                         882,140                   889,572

Minority interests                                        -------                     75,803
                                                      ------------               -----------

Net earnings                                              $882,140                  $813,769
                                                      ============               ===========

                   BANK CORPORATION OF GEORGIA AND SUBS
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

                                                    Six Months Ended           Six Months Ended
                                                      June 30, 1996             June 30, 1995
                                                    ----------------           ----------------
Cash flows from operating activities:

     Net income                                        $1,666,196                 $1,593,739
     Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
          Depreciation                                    321,509                    302,004
          Amortization and accretion, net                 (65,810)                  (140,353)
          Minority interests in earnings (loss)
            of subsidiary                                  46,913                    158,976
          Provision for loan and real estate
            owned losses                                  262,000                    245,002
          Loss (gain) on sale of investment
            securities                                      6,581                     (1,477)
          Change in:
               Other assets                              (312,073)                  (185,096)
               Other liabilities                       (1,045,739)                 1,090,127
                                                     ------------               ------------

Net cash flows provided by operating activities           879,577                  3,062,922
                                                     ------------               ------------

Cash flows from investing activities:

     Proceeds from maturities of investment
       securities                                      2,824,624                 14,035,884
     Proceeds from sales of investment
       securities                                      5,573,063                  1,991,896
     Purchase of investment securities               (13,098,125)               (19,957,167)
     Net increase in loans                            (9,631,829)               (11,501,562)
     Purchases of premises and equipment              (1,904,226)                  (808,143)
                                                     -----------                -----------

Net cash flows used in investing activities          (16,236,493)               (16,239,092)
                                                     -----------                -----------

Cash flows from financing activities:

     Net increase in deposits                         18,853,939                 5,682,375
     Repayment of other borrowings                    (6,200,000)                  ------
     Proceeds from other borrowings                    6,800,000                 1,642,808
     Dividends paid                                     -------                     (1,676)
     Purchase of treasury stock                          (64,867)                  ------
     Proceeds from issuance of common
       stock                                              21,701                   ------
                                                     -----------                ----------

Net cash flows provided by financing activities       19,410,773                 7,323,507
                                                     -----------                ----------

Net increase (decrease) in cash and cash
     equivalents                                       4,053,857                (5,852,663)

Cash and cash equivalents at beginning of period      25,286,975                26,089,959
                                                     -----------                ----------
Cash and cash equivalents at end of period            29,340,832                20,237,296
                                                     ===========                ==========

                   BANK CORPORATION OF GEORGIA AND SUBS
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

                                                  Three Months Ended        Three Months Ended
                                                    June 30, 1996             June 30, 1995
                                                  ------------------        ------------------
Cash flows from operating activities:

     Net income                                         $882,140                  $813,769
     Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
          Depreciation                                   157,850                   133,416
          Amortization and accretion, net                (29,033)                 (116,352)
          Minority interests in earnings (loss)
            of subsidiary                                -------                    75,803
          Provision for loan and real estate
            owned losses                                 151,000                   115,002
          Loss (gain) on sale of investment
            securities                                     6,581                       523
          Change in:
               Other assets                             (444,081)                  401,506
               Other liabilities                        (443,664)                1,035,370
                                                     -----------               -----------

Net cash flows provided by operating activities          280,793                 2,459,037
                                                     -----------               -----------
Cash flows from investing activities:

     Proceeds from maturities of investment
       securities                                        500,000                 4,004,000
     Proceeds from sales of investment
       securities                                      5,573,063                 1,991,896
     Purchase of investment securities                  (978,906)               (5,119,458)
     Net increase in loans                            (2,602,502)               (4,335,547)
     Purchases of premises and equipment                (935,103)                 (618,740)
                                                     -----------               -----------
Net cash flows provided by (used in)
     investing activities                              1,556,552                (4,077,849)
                                                     -----------               -----------

Cash flows from financing activities:

     Net increase in deposits                          7,062,186                 4,105,003
     Repayment of other borrowings                    (6,100,000)                -------
     Proceeds from other borrowings                    6,800,000                 1,642,808
     Dividends paid                                     -------                  -------
     Purchase of treasury stock                          (64,867)                 -------
     Proceeds from issuance of common
       stock                                             -------                  -------
                                                     -----------               -----------
Net cash flows provided by financing activities        7,697,319                 5,747,811
                                                     -----------               -----------
Net increase in cash and cash equivalents              9,534,664                 4,128,999

Cash and cash equivalents at beginning of period      19,806,168                16,108,297
                                                     -----------               -----------
Cash and cash equivalents at end of period            29,340,832                20,237,296
                                                     ===========               ===========

                      BANK CORPORATION OF GEORGIA

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

Bank Corporation of Georgia is a bank holding company whose business is primarily conducted by its wholly-owned banking subsidiaries First South Bank, N. A. ("FSB"), First South Bank of Coweta County, N. A. ("Coweta"), First South Bank of Middle Georgia, N. A. ("Middle Georgia"), Ameribank, N. A. ("Ameribank"), and Effingham Bank & Trust ("Effingham"). The accounting principles followed by Bank Corporation of Georgia and its subsidiaries, and the methods of applying those principles conform with generally accepted accounting principles and with general practices within the banking industry, where applicable.

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

Prior to adoption of SFAS 115 all securities were carried at cost adjusted for amortization of premiums and accretions of discounts, as required by SFAS 12, "Accounting for Certain
Marketable Securities." For the three months ended and the six months ended June 30, 1996 substantially all of BCG's securities were in the available-for-sale security portfolio.

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

Earnings per share are based upon weighted average outstanding shares of common stock of 2,195,473 for the six months ended June
30, 1996, and 2,272,574 for the three months ended June 30, 1996.

There are statutory and regulatory requirements applicable to payment of dividends by the Banks as well as by BCG to its shareholders. No cash dividends were declared during the three month period ended June 30, 1996 or the six month period ended June 30, 1996.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS


                         Earnings Summary
                         ----------------

Net income for the first six months of 1996 was $1,666,196, an increase of $72,457 over the same period in 1995. The net income per share for both periods was $.76. Net income for the quarter ended June 30, 1996 was $882,140, an increase of $68,371 over the
same period in 1995.   The net income per share for these two
periods was $.39 and $.38, respectively.

Net interest income for the six months ended June 30, 1996 increased $560,691 or 8.47 percent over the same period in 1995. Net interest income for the quarter ended June 30, 1996 increased
$621,055 or 18.43 percent over the same period in 1995.   These
increases are primarily due to increases in net interest earning assets and recognition of loan fees over the same period in 1995.

The net interest margin, as a percentage of earning assets, decreased to 5.83 percent for the first six months of 1996 as
compared to 6.02 percent for the same period in 1995.   For the
quarter ended June 30, 1996, the net interest margin as a percent of interest earning assets was 6.37 percent versus 5.97 percent for the same period in 1995.

Non-interest income for the six month period ended June 30, 1996 decreased approximately $6,000 from 1995 to 1996. Non-interest income for the quarter ended June 30, 1996 decreased by $76,000
11 percent over the same period in 1995.   The decrease was
primarily the result of a decline in loan sale gains, offset by increases in service charges on deposit accounts.

Non-interest expense increased by $834,507 in the first six months of 1996 from the same period in 1995, an increase of 15.6 percent. Non-interest expense increased by $956,399 during the quarter ended June 30, 1996, an increase of 34.2 percent over
the same period in 1995.   These increases were primarily due to
an increase in salaries and employee benefits over the same periods in 1995 as well as the recognition of approximately $500,000 of merger related expenses associated with the acquisition of Effingham Bank & Trust in the second quarter of 1996. The acquisition was accounted for as a pooling-of-interests.

For the first six months of 1996, return on equity was 13.66 percent on an annualized basis versus 16.32 percent for the same period a year earlier.  For the quarter ended June 30, 1996, return on equity was 14.02 percent on an annualized basis versus
16.15 percent for the same period in 1995.   These decreases in
return on equity were primarily due to increases in tax expense caused by the cessation of tax benefits related to net operating losses from Ameribank incurred in prior years.

                          Risk Elements
                          -------------

The allowance for loan losses at June 30, 1996 was $2,835,306 or
6.88 percent and 12.68 percent higher than at December 31, 1995 and June 30, 1995, respectively. At June 30, 1996, the allowance represented 1.49 percent of total loans as compared with 1.46 percent at December 31, 1995 and 1.47 percent at June 30, 1995. At June 30, 1996 non-performing loans represented .53% of total loans as compared with .56% at December 31, 1995 and .21% at June 30, 1995. The allowance for loan losses as a percentage of non-performing loans was 278% at June 30, 1996 as compared with 263% at December 31, 1995 and 684% at June 30, 1995.

                        Capital Resources
                        -----------------

Shareholders' equity of $25,396,181 at June 30, 1996 increased
22.19 percent over the same period in 1995 resulting in book value per outstanding common of share of $11.18 compared to $10.54 at December 31, 1995 and $9.96 at June 30, 1995. Capital for BCG is above regulatory requirements, with GAAP equity of
9.09 percent of total assets at June 30, 1996. The increases in shareholders' equity was primarily the result of earnings and issuance of approximately $1.8 million of BCG stock to former Americorp stockholders in March, 1996.

Set forth below are pertinent capital ratios for the Company and the Banks as of June 30, 1996:

                                                   Middle
Minimum Capital Requirement       FSB      Coweta  Georgia  Ameribank        Effingham        BCG
- ---------------------------       ---      ------  -------  ---------        ---------        ---

Tier 1 Capital to Risk-based      10.52%   13.09%  12.28%   11.01%           12.25%           11.06%
         Assets: 4.00% <F1>

Total Capital to Risk-based       11.77%   14.14%  13.12%   12.26%           13.31%           12.25%
         Assets: 8.00% <F2>

Leverage Ratio (Tier 1 Capital     7.04%   10.98%  10.43%    7.99%           8.23%            8.28%
         to Total Assets): 3.00% <F3>


<F1>      Minimum for "Well Capitalized" Banks = 6%
<F2>      Minimum for "Well Capitalized" Banks = 10%
<F3>      Minimum for "Well Capitalized" Banks = 5%

             Liquidity and Interest Rate Sensitivity
             ---------------------------------------

Liquidity management involves the ability to meet cash flow requirements of customers who may be depositors making withdrawals or borrowers needing credit funding. BCG's cash flows are generated from interest and fee income, as well as from loan repayments, deposit acquisition, and maturities or sales of investments. BCG's liquidity needs are provided for primarily through short-term securities, and the maturing of loans.
Federal funds sold represent the BCG's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged $13,940,989 and $7,044,725 for the six months ended June 30, 1996 and 1995,
respectively.   Federal funds averaged $14,827,372 and $8,692,167
for the three months ended June 30, 1996 and 1995, respectively. Maturities in BCG's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

BCG actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations.
At June 30, 1996, BCG's rate sensitive liabilities exceeded rate sensitive assets due within one year by $ 17.9 million.

BCG manages its liquidity through the volatility of its deposits and patterns in loan demand, its current liquidity position, its ability to control funding needs and potential sources of funds. As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. The target ratio is 85 percent. At June 30, 1996 the ratio was 78.55 percent.

BCG experienced a net increase in cash and cash equivalents, its primary source of liquidity, of $4,053,857 during the first six months of 1996. Operating activities provided $879,577 of funds. Adjustments to net income for non-cash expenses of depreciation, amortization, and provision for loan losses are included in this amount as a net provision of funds. Investing activities used $16,236,493 of funds, primarily due to an increase in loans and purchases of investment securities during the six month period. Financing activities provided net cash of $19,410,773 due to an increase in deposit accounts during the six months ended June 30, 1996.

                         FASB STATEMENTS

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

                      BANK CORPORATION OF GEORGIA

                     PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          Neither Bank Corporation of Georgia nor its subsidiaries is a party to any pending legal proceedings which Management believes would have a material effect upon the operations or financial condition of Bank Corporation of Georgia.

Item 2.   Changes in Securities - Not applicable.
          --------------------

Item 3.   Defaults Upon Senior Securities - Not applicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders -
          ---------------------------------------------------
          Not applicable.

Item 5.   Other Information - Not applicable.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits.  Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K:
                 Form 8-K reporting date - June 14, 1996
                 Item Reported -  Item 5, Other Events
                 Item 7(c)(i), letter from Bank Corporation of
                               Georgia to former shareholders of
                               Effingham Bank & Trust dated
                               June 14, 1994

                      BANK CORPORATION OF GEORGIA

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Date:     August 14, 1996
                                                 ----------------------------
                                            BANK CORPORATION OF GEORGIA

                                              /s/ James R. McLemore, Jr.
                                              James R. McLemore, Jr.
                                              Treasurer
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)