Form 10QSB
period 1996-09-30
BANK CORP OF GEORGIA
filed 1996-11-14
CIK 315708

FORM 10QSB
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _______________________ SEPTEMBER 30, 1996

         OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

For the transition period from _____________________________ to

                     Commission File Number 017851

                        Bank Corporation of Georgia
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


               Georgia                                           581406233
    --------------------------------                     ----------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes x   No
                  ----    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1996: 2,264,656 shares of Common Stock, $1.00 par value per share.

                        BANK CORPORATION OF GEORGIA

                                   INDEX


                                                      Page No.


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets
September 30, 1996, December 31, 1995
and September 30, 1995                                    3-4

Consolidated Statements of Income
for the Nine Months and Quarters Ended
September 30, 1996 and 1995                               5-6

Consolidated Statements of Cash Flows
for the Nine Months and Quarters Ended
September 30, 1996 and 1995                               7-8

Notes to Consolidated Financial Statements                9-10

Item 2.  Management's Discussion and Analysis            11-12

PART II  OTHER INFORMATION                                 14

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8K

                                         BANK CORPORATION OF GEORGIA AND SUBS
                                              CONSOLIDATED BALANCE SHEETS
                                       SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                                      September 30, 1996                  December 31, 1995
                       Assets                                         ------------------                  -----------------
Cash & due from banks                                                     $10,941,425                        $11,352,975
Interest bearing deposits                                                  -------                                 4,000
Federal Funds sold                                                         16,684,500                         13,930,000

Investment securities:
     Available for sale                                                    42,582,714                         39,292,562
     Held to maturity                                                       1,088,103                          1,135,448
                                                                        -------------                      -------------
          Total investment securities                                      43,670,817                         40,428,010
                                                                        -------------                      -------------

Loans                                                                     196,083,065                        181,473,993
     Less:  Unearned discount                                                (809,686)                          (931,596)
                  Allowance for loan losses                                (2,928,729)                        (2,652,787)
                                                                        -------------                      -------------
           Loans, net                                                     192,344,650                        177,889,610
                                                                        -------------                      -------------

Bank premises and equipment                                                 9,885,762                          7,923,759
Accrued interest receivable                                                 1,738,443                          2,090,198
Goodwill                                                                      949,586                            394,439
Other assets                                                                7,160,125                          5,645,702
                                                                        -------------                      -------------

                                                                         $283,375,308                       $259,658,693
                                                                        =============                      =============


        Liabilities and Stockholders' Equity

Deposits:
     Demand                                                               $43,160,819                        $37,717,191
     Interest bearing deposits                                             72,915,416                         57,505,345
     Savings                                                               10,199,449                          9,579,184
     Time                                                                 126,666,838                        119,415,019
                                                                        -------------                      -------------
          Total deposits                                                  252,942,522                        224,216,739
                                                                        -------------                      -------------

     Accounts payable and accruals                                          2,084,158                          2,873,185
     Other borrowed money                                                     700,000                          6,100,000
     Long-term debt                                                         1,500,000                          2,770,809
                                                                        -------------                      -------------

           Total liabilities                                              257,226,680                        235,960,733
                                                                        -------------                      -------------

Minority interest in subsidiaries                                          -------                             1,409,943
                                                                        -------------                      -------------

Stockholders' equity:
     Common stock                                                           2,081,612                          3,685,846
     Capital surplus                                                        3,059,825                          3,004,201
     Retained earnings                                                     21,007,191                         15,597,970
                                                                        -------------                      -------------
          Total stockholders' equity                                       26,148,628                         22,288,017
                                                                        -------------                      -------------

                                                                         $283,375,308                       $259,658,693
                                                                        =============                      =============

                                      BANK CORPORATION OF GEORGIA AND SUBS
                                           CONSOLIDATED BALANCE SHEETS
                                    SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


                                                                       September 30, 1996                 September 30, 1995
                       Assets                                          ------------------                 ------------------
Cash & due from banks                                                     $10,941,425                         $8,981,272
Interest bearing deposits                                                    -------                               5,000
Federal Funds sold                                                         16,684,500                         10,906,671

Investment securities:
     Available for sale                                                    42,582,714                         41,513,060
     Held to maturity                                                       1,088,103                          1,635,223
                                                                        -------------                      -------------
          Total investment securities                                      43,670,817                         43,148,283
                                                                        -------------                      -------------

 Loans                                                                     196,083,065                        176,491,862
      Less:  Unearned discount                                                (809,686)                          (692,609)
              Allowance for loan losses                                     (2,928,729)                        (2,605,227)
                                                                        -------------                      -------------
          Loans, net                                                       192,344,650                        173,194,026
                                                                        -------------                      -------------

Bank premises and equipment                                                 9,885,762                          7,795,674
Accrued interest receivable                                                 1,738,443                          2,158,873
Goodwill                                                                      949,586                            400,327
Other assets                                                                7,160,125                          5,446,222
                                                                        -------------                      -------------

                                                                         $283,375,308                       $252,036,348
                                                                        =============                      =============


        Liabilities and Stockholders' Equity

Deposits:
     Demand                                                               $43,160,819                        $32,472,976
     Interest bearing deposits                                             72,915,416                         54,880,257
     Savings                                                               10,199,449                          9,907,338
     Time                                                                 126,666,838                        120,771,106
                                                                        -------------                      -------------
          Total deposits                                                  252,942,522                        218,031,677
                                                                        -------------                      -------------

Accounts payable and accruals                                               2,084,158                          2,672,286
Other borrowed money                                                          700,000                          6,370,809
Long-term debt                                                              1,500,000                          2,500,000
                                                                        -------------                      -------------
          Total liabilities                                               257,226,680                        229,574,772
                                                                        -------------                      -------------
Minority interest in subsidiaries                                          -------                             1,270,925
                                                                        -------------                      -------------
Stockholders' equity:
     Common stock                                                           2,081,612                          3,529,846
     Capital surplus                                                        3,059,825                         14,256,954
     Retained earnings                                                     21,007,191                          3,403,851
                                                                        -------------                      -------------
          Total stockholders' equity                                       26,148,628                         21,190,651
                                                                        -------------                      -------------

                                                                         $283,375,308                       $252,036,348
                                                                        =============                      =============

                           BANK CORPORATION OF GEORGIA AND SUBS
                            CONSOLIDATED STATEMENTS OF EARNINGS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


                                                                       Nine Months Ended                  Nine Months Ended
                                                                       September 30, 1996                 September 30, 1995
                                                                       ------------------                 ------------------
Interest income:
     Interest and fees on loans                                           $15,289,812                        $13,899,308
     Interest on federal funds sold                                           717,907                            459,946
     Interest on investment securities                                      2,358,689                          2,450,606
                                                                         ------------                        -----------
          Total interest income                                            18,366,408                         16,809,860
                                                                         ------------                        -----------
Interest expense:
     Interest on NOW and money market accounts                              1,615,208                          1,432,096
     Interest on savings and time deposits                                  5,607,880                          5,213,971
     Other borrowings                                                         401,689                            300,583
                                                                         ------------                        -----------

          Total interest expense                                            7,624,777                          6,946,650
                                                                         ------------                        -----------

          Net interest income                                              10,741,631                          9,863,210

Provision for possible loan losses                                            373,000                            355,004
                                                                         ------------                        -----------

Net interest income after provision for
possible loan losses                                                       10,368,631                          9,508,206
                                                                         ------------                        -----------
Other operating income:
     Service charge on deposit accounts                                     1,165,165                          1,034,367
     Securities gains (losses)                                                 (6,581)                             1,477
     Gain on sale of SBA loans                                                120,889                             23,930
     Other                                                                    764,129                            738,918
                                                                         ------------                        -----------

          Total other operating income                                      2,043,602                          1,798,692
                                                                         ------------                        -----------
Other operating expenses:
     Salaries and employee benefits                                         4,915,193                          4,514,768
     Occupancy                                                                711,367                            595,382
     Equipment                                                                608,562                            594,063
     Other operating expense                                                3,023,377                          2,423,874
                                                                         ------------                        -----------

          Total operating expenses                                          9,258,499                          8,128,087
                                                                         ------------                        -----------
Earnings before income taxes and
minority interests                                                          3,153,734                          3,178,811

Income tax expense (benefit)                                                  674,009                            694,300
                                                                         ------------                        -----------

Earnings before minority interests                                          2,479,725                          2,484,511

Minority interests                                                             46,913                            262,466
                                                                         ------------                        -----------

Net earnings                                                               $2,432,812                         $2,222,045
                                                                         ============                        ===========

                           BANK CORPORATION OF GEORGIA AND SUBS
                            CONSOLIDATED STATEMENTS OF EARNINGS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


                                                                      Three Months Ended                 Three Months Ended
                                                                      September 30, 1996                 September 30, 1995
                                                                      ------------------                 ------------------
Interest income:
     Interest and fees on loans                                            $5,215,706                         $4,726,962
     Interest on federal funds sold                                           414,542                            144,131
     Interest on investment securities                                        792,983                            815,409
                                                                           ----------                         ----------

          Total interest income                                             6,423,231                          5,686,502
                                                                           ----------                         ----------
Interest expense:
     Interest on NOW and money market accounts                                607,807                            485,320
     Interest on savings and time deposits                                  1,913,734                          1,849,285
     Other borrowings                                                         342,675                            110,612
                                                                           ----------                         ----------

          Total interest expense                                            2,864,216                          2,445,217
                                                                           ----------                         ----------

          Net interest income                                               3,559,015                          3,241,285

Provision for possible loan losses                                            111,000                            110,002
                                                                           ----------                         ----------
Net interest income after provision for
possible loan losses                                                        3,448,015                          3,131,283
                                                                           ----------                         ----------
Other operating income:
     Service charge on deposit accounts                                       393,652                            363,055
     Securities gains (losses)                                                -------                            -------
     Gain on sale of SBA loans                                                115,150                             23,930
     Other                                                                    332,906                            204,130
                                                                           ----------                         ----------
          Total other operating income                                        841,708                            591,115
                                                                           ----------                         ----------
Other operating expenses:
     Salaries and employee benefits                                         1,755,606                          1,583,864
     Occupancy                                                                287,911                            219,840
     Equipment                                                                223,612                            207,111
     Other operating expense                                                  797,278                            757,687
                                                                           ----------                         ----------
          Total operating expenses                                          3,064,407                          2,768,502
                                                                           ----------                         ----------
Earnings before income taxes and
minority interests                                                          1,225,316                            953,896

Income tax expense (benefit)                                                  458,700                            222,100
                                                                           ----------                         ----------

Earnings before minority interests                                            766,616                            731,796

Minority interests                                                           -------                             103,490
                                                                           ----------                         ----------

Net earnings                                                                 $766,616                           $628,306
                                                                           ==========                         ==========

                           BANK CORPORATION OF GEORGIA AND SUBS
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


                                                                       Nine Months Ended                  Nine Months Ended
                                                                      September 30, 1996                 September 30, 1995
                                                                      ------------------                 ------------------
Cash flows from operating activities:

     Net income                                                            $2,432,812                         $2,222,045
     Adjustments to reconcile net earnings
     to net cash provided by operating activities:
        Depreciation                                                          528,042                            468,356
        Amortization and accretion, net                                       (93,132)                          (134,466)
        Minority interests in earnings (loss)
           of subsidiary                                                       46,913                            262,466
        Provision for loan and real estate
           owned losses                                                       373,000                            355,004
        Loss (gain) on sale of investment                                       6,581                             (1,477)
        Change in:
             Other assets                                                    (808,936)                          (624,899)
             Other liabilities                                               (789,027)                           677,342
                                                                           ----------                         ----------

Net cash flows provided by operating activities                             1,696,253                          3,224,371
                                                                           ----------                         ----------
Cash flows from investing activities:

     Proceeds from maturities of investment
        securities                                                          3,138,586                         18,278,191
     Proceeds from sales of investment
        securities                                                          9,578,063                          2,419,696
     Purchase of investment securities                                    (16,993,532)                       (19,957,167)
     Net increase in loans                                                (14,828,040)                       (16,564,885)
     Purchases of premises and equipment                                   (2,490,045)                          (845,043)
                                                                          -----------                        -----------
Net cash flows used in investing activities                               (21,594,968)                       (16,669,208)
                                                                          -----------                        -----------
Cash flows from financing activities:

     Net increase in deposits                                              28,725,783                          6,338,982
     Repayment of other borrowings                                        (13,200,000)                          (542,808)
     Proceeds from other borrowings                                         6,800,000                          1,642,808
     Dividends paid                                                          -------                            (191,161)
     Purchase of treasury stock                                              (109,819)                          -------
     Proceeds from issuance of common stock                                    21,701                           -------
                                                                           ----------                         ----------
Net cash flows provided by financing activities                            22,237,665                          7,247,821
                                                                           ----------                         ----------

Net increase in cash and cash equivalents                                   2,338,950                         (6,197,016)

Cash and cash equivalents at beginning of period                           25,286,975                         26,089,959
                                                                           ----------                         ----------
Cash and cash equivalents at end of period                                 27,625,925                         19,892,943
                                                                           ==========                         ==========

                            BANK CORPORATION OF GEORGIA AND SUBS
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


                                                                       Three Months Ended                 Three Months Ended
                                                                       September 30, 1996                 September 30, 1995
                                                                       ------------------                 ------------------
Cash flows from operating activities:
     Net income                                                             $766,616                           $628,306
     Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
        Depreciation                                                         206,533                            166,352
        Amortization and accretion, net                                      (27,322)                             5,887
        Minority interests in earnings (loss)
          of subsidiary                                                      -------                            103,490
        Provision for loan and real estate
          owned losses                                                       111,000                            110,002
        Loss (gain) on sale of investment                                    -------                             -----
        Change in:
             Other assets                                                  (496,863)                          (439,803)
             Other liabilities                                              256,712                           (412,785)
                                                                          ---------                          ---------
Net cash flows provided by operating activities                             816,676                            161,449
                                                                          ---------                          ---------
Cash flows from investing activities:
                                                                                                                (8,769)
      Proceeds from maturities of investment
        securities                                                          313,962                         4,242,307
      Proceeds from sales of investment
        securities                                                        4,005,000                           427,800
      Purchase of investment securities                                  (3,895,407)                          -------
      Net increase in loans                                              (5,196,211)                       (5,063,323)
      Purchases of premises and equipment                                  (585,819)                          (36,900)
                                                                          ---------                          ---------
Net cash flows provided by (used in)
  investing activities                                                   (5,358,475)                         (430,116)
                                                                         ----------                          ---------

Cash flows from financing activities:

     Net increase in deposits                                              9,871,844                            656,607
     Repayment of other borrowings                                        (7,000,000)                          (542,808)
     Dividends paid                                                         -------                            (189,485)
     Purchase of treasury stock                                              (44,952)                           -------
                                                                          ----------                          ---------
Net cash flows provided by (used in) financing                             2,826,892                            (75,686)
                                                                          ----------                          ---------

Net increase in cash and cash equivalents                                 (1,714,907)                          (344,353)

Cash and cash equivalents at beginning of period                          29,340,832                         20,237,296
                                                                          ----------                         ----------
Cash and cash equivalents at end of period                                27,625,925                         19,892,943
                                                                          ==========                         ==========

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Bank Corporation of Georgia (BCG), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although BCG believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly BCG's financial position, results of operations and changes in financial position for such interim period. These financial statements should be read in conjunction with BCG's financial statements and the notes thereto as of December 31, 1995, included in BCG's annual report on Form 10KSB for the year ended December 31, 1995. Bank Corporation of Georgia is a bank holding company whose business is primarily conducted by its wholly-owned banking subsidiaries First South Bank, N. A. ("FSB"), Ameribank,
N. A. ("Ameribank"), and Effingham Bank & Trust ("Effingham"). The accounting principles followed by Bank Corporation of Georgia and its subsidiaries, and the methods of applying those principles conform with generally accepted accounting principles and with general practices within the banking industry, where applicable.

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

Prior to adoption of SFAS 115 all securities were carried at cost adjusted for amortization of premiums and accretions of discounts, as required by SFAS 12, "Accounting for Certain
Marketable Securities." For the three months ended and the nine months ended September 30, 1996 substantially all of BCG's securities were in the available-for-sale security portfolio.

Interest income on loans is recognized in a manner that results in a level yield on the principal amount outstanding.

Statement of Financial Accounting Standards ("SFAS") No. 91 "Accounting for Nonrefundable Fees and Cost Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases," issued in December, 1986, generally requires deferral and amortization of loan fees and direct costs over the life of the related loan.

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

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is principally computed on the straightline method over the estimated useful lives of the assets.

Earnings per share are based upon weighted average outstanding shares of common stock of 2,215,415 for the nine months ended September 30, 1996, and 2,264,656 for the three months ended September 30, 1996. There are statutory and regulatory requirements applicable to payment of dividends by the Banks as well as by BCG to its shareholders. A cash dividend of $.10 per share was declared on August 28, 1996 to stockholders of record on September 15, 1996, payable October 1, 1996.

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



         MANAGEMENT'S DISCUSSION AND ANALYSIS

                     Earnings Summary
                     ----------------

Net income for the first nine months of 1996 was $2,432,812, an increase of $211,000 over the same period in 1995. The net income per share for the nine months ended September 30, 1996 and 1995 was $1.10 and $1.07, respectively. Net income for the quarter ended September 30, 1996 was $766,616, an increase of
$138,000 over the same period in 1995.   The net income per share
for these two periods was $.34 and $.30, respectively. Net interest income for the nine months ended September 30, 1996 increased $878,000 or 8.9 percent over the same period in 1995. Net interest income for the quarter ended September 30, 1996 increased $317,000 or 9.8 percent over the same period in 1995. These increases are primarily due to an increase in net interest earning assets over the same period in 1995.

The net interest margin, as a percentage of earning assets, decreased to 5.75 percent for the first nine months of 1996 as
compared to 5.93 percent for the same period in 1995.   For the
quarter ended September 30, 1996, the net interest margin as a percent of interest earning assets was 5.58 percent versus 5.66 percent for the same period in 1995. Non-interest income for the nine month period ended September 30, 1996 increased $245,000 or
13.6 percent from 1995 to 1996. Non-interest income for the quarter ended September 30, 1996 increased by $251,000 or
42.4 percent over the same period in 1995.   These increases were
primarily the result of increases in gains on sales of SBA loans and gains on sales of other loans.

Non-interest expense increased by $1,130,000 in the first nine months of 1996 from the same period in 1995, an increase of 13.9 percent. Non-interest expense increased by $296,000 during the quarter ended September 30, 1996, an increase of 10.7 percent
over the same period in 1995.   These increases were primarily
due to an increase in salaries and employee benefits and merger related expenses. During 1996, the Company acquired one branch and opened two new branch offices, which resulted in an increase in operating expenses over the same periods in 1995. Additionally, during the second quarter of 1996, Effingham Bank & Trust merged with BCG, and various expenses related to the merger were recognized in that period.

For the first nine months of 1996, return on equity was 13.1 percent on an annualized basis versus 14.6 percent for the same period a year earlier. For the quarter ended September 30, 1996, return on equity was 11.9 percent on an annualized basis versus
12.0 percent for the same period in 1995.   The decline in return
on equity was related to several factors, among which were the cessation of tax benefits related to net operating losses from Ameribank and the costs associated with the 3 branch acquisitions/openings mentioned above.

                       Risk Elements
                       -------------

The allowance for loan losses at September 30, 1996 was $2,928,729 or 10.4 percent and 12.4 percent higher than at December 31, 1995 and September 30, 1995, respectively. At September 30, 1996, the allowance represented 1.49 percent of total loans as compared with 1.46 percent at December 31, 1995 and 1.48 percent at September 30, 1995. At September 30, 1996 non-performing loans represented .19% of total loans as compared with .56% at December 31, 1995 and .48% at September 30, 1995. The allowance for loan losses as a percentage of non-performing loans was 769% at September 30, 1996 as compared with 263% at December 31, 1995 and 310% at September 30, 1995.

                  Capital Resources
                  -----------------

Shareholders' equity of $26,148,628 at September 30, 1996 increased 23.4 percent over the same period in 1995 resulting in book value per outstanding common of share of $11.55 compared to $10.55 at December 31, 1995 and $10.17 at September 30, 1995.
Capital for BCG is above regulatory requirements, with GAAP equity of 9.23 percent of total assets at September 30, 1996.
The increases in shareholders' equity was primarily the result of earnings and the issuance of approximately $1.8 million of BCG stock to former Americorp stockholders in March, 1996.


Set forth below are pertinent capital ratios for the Company and the Banks as of September 30, 1996:

                                       First                                            Bank
                                       South                                         Corporation
Minimum Capital Requirement            Bank         Ameribank        Effingham        of Georgia
---------------------------           ------        ---------        ---------       -----------
Tier 1 Capital to Risk-
based Assets: 4.00% <F1>               10.89%          10.30%          14.25%            10.91%

Total Capital to Risk-
based Assets: 8.00% <F2>               12.14%          11.53%          15.27%            12.14%

Leverage Ratio (Tier 1
Capital to Total Assets):
3.00% <F3>                              8.48%          7.88%           8.87%             8.32%

<F1>   Minimum for "Well Capitalized" Banks =   8%
<F2>   Minimum for "Well Capitalized" Banks = 10%
<F3>   Minimum for "Well Capitalized" Banks =   6%

         Liquidity and Interest Rate Sensitivity
         ---------------------------------------

Liquidity management involves the ability to meet cash flow requirements of customers who may be depositors making withdrawals or borrowers needing credit funding. BCG's cash flows are generated from interest and fee income, as well as from loan repayments, deposit acquisition, and maturities or sales of investments. BCG's liquidity needs are provided for primarily through short-term securities, and the maturing of loans. Federal funds sold represent the BCG's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged $16,391,390 and $6,689,051 for the nine
months ended September 30, 1996 and 1995, respectively.   Federal funds
averaged $17,080,015 and $9,193,219 for the three months ended September 30, 1996 and 1995, respectively. Maturities in BCG's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

BCG actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At September 30, 1996, BCG's rate sensitive liabilities exceeded rate sensitive assets due within one year by $27.2 million.

BCG manages its liquidity through the volatility of its deposits and patterns in loan demand, its current liquidity position, its ability to control funding needs and potential sources of funds. As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. The target ratio is 85 percent. At September 30, 1996 the ratio was 77.52 percent.

BCG experienced a net increase in cash and cash equivalents, its primary source of liquidity, of $2,338,950 during the first nine months of 1996. Operating activities provided $1,696,253 of funds. Adjustments to net income for non-cash expenses of depreciation, amortization, and provision for loan losses are included in this amount as a net provision of funds. Investing activities used $21,594,968 of funds, primarily due to an increase in loans and net purchases of investment securities during the nine month period. Financing activities provided net cash of $22,237,665 due to an increase in deposit accounts during the nine months ended September 30, 1996.



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

Item 2.   Changes in Securities - Not applicable.
          ---------------------

Item 3.   Defaults Upon Senior Securities  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.   Other Information  Not applicable.

Item 6.   Exhibits and Reports on Form 8K  Not applicable.

     (a)  Exhibits.  Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.  Not applicable


                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Date:  November 13, 1996
                                     -------------------

                             BANK CORPORATION OF GEORGIA

                            /s/ James R. McLemore, Jr.
                            James R. McLemore, Jr.
                            Treasurer
                            (Principal Financial Officer)
