Form 10KSB40
period 1996-12-31
BANK CORP OF GEORGIA
filed 1997-03-31
CIK 315708

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-KSB

/x/      Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1996

/ /    Transition Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

                  Commission File Number 0-17851

                   Bank Corporation of Georgia
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            Georgia                        58-1406233
   ------------------------------     -------------------
  (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)     Identification No.)

             4951 Forsyth Road, Macon, Georgia 31210
       ----------------------------------------------------
       (Address of principal executive office)   (Zip Code)

Registrant's telephone number, including area code:  (912) 757-2000

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value per share

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X       No
                          ----        ----

    Check if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year.
$27,445,780.

     Transitional Small Business Disclosure format.  Yes  No  X

     State aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of March 19, 1997: $24,046,800.

     At March 19, 1997, there were issued and outstanding
2,268,097 shares of Common Stock, par value $1.00 per share.

                              PART I

ITEM 1.   BUSINESS.

GENERAL

          Bank Corporation of Georgia ("BCG") is a bank holding company operating two community banks in Georgia. BCG was incorporated under the laws of Georgia in 1980 and commenced operations that year by acquiring 100% of the outstanding shares of Bank of Fort Valley. All of BCG's activities are currently conducted by its wholly-owned community banking subsidiaries, First South Bank, National Association, Macon, Georgia ("FSB"), and Ameribank, National Association, Savannah, Georgia ("AMERIBANK") (FSB and Ameribank are sometimes referred to herein collectively as the "Banks" and each individually as a "BANK"). During 1996, First South Bank of Middle Georgia, National Association, Macon, Georgia and First South Bank of Coweta County, National Association, Newnan Georgia were merged with FSB, and FSB changed the address of its principal office to 4961 Forsyth Road, Macon, Georgia 31210.

RECENT DEVELOPMENTS

          On March 17, 1997, the Board of Directors of BCG signed a statement of intent to merge with Century South Banks, Inc. ("Century"), a ten bank holding company headquartered in Gainesville, Georgia. Under the terms of the statement of intent, shareholders of BCG would receive 1.33 shares of Century stock for each share of BCG stock they own. The Board expects the merger, which is subject to regulatory and shareholder approval, to be consummated in the third quarter of 1997.

ACQUISITIONS

          On March 26, 1996, BCG acquired Ameribank when Americorp, Inc. ("AMERICORP"), a Georgia corporation and holder of 100% of the common stock of Ameribank, was merged with and into BCG (the "AMERICORP MERGER"). The holders of common stock of Americorp other than BCG received .084615 shares of common stock of BCG, $1.00 par value per share (the "BCG COMMON STOCK") for each of their shares of Americorp common stock in the Americorp Merger. Prior to the Americorp Merger, BCG owned 66 2/3% of the Americorp common stock and 100% of the Americorp preferred stock.

          On February 9, 1996, Ameribank purchased certain assets, including approximately $3.3 million in loans, and assumed certain liabilities, including approximately $16.7 million in deposit liabilities, related to the banking office of Bank South (now NationsBank) located at 1976 East Victory Drive in Savannah, Georgia pursuant to a Branch Purchase and Assumption Agreement dated October 18, 1995. Bank South (now NationsBank) also assigned the lease of the former Bank South Center located at 7 East Congress Street, Savannah, Georgia to Ameribank. Ameribank did not assume any of the deposits or other liabilities related to the East Congress Street facility.

          On June 6, 1996, BCG acquired Effingham Bank & Trust
("Effingham"), a full service Georgia state chartered bank with one office in Rincon, Effingham County, Georgia with approximately $25,000,000 in assets. The holders of Effingham
Common stock received .59 shares of BCG $1 par value common stock for each share of common stock held by them for an aggregate of 204,928 shares of BCG Common Stock. On October 1, 1996, Effingham was merged into Ameribank.

          In March 1994, FSB sold substantially all of the assets and liabilities of its Ashburn, Georgia branch to Ashburn Bank. In connection with the sale, FSB transferred deposit liabilities totaling approximately $7,369,000 and assets, consisting primarily of loans, of $4,787,000 and cash of approximately $2,404,000. FSB recognized a gain of approximately $178,000 from the sale. In September of 1994, BCG sold substantially all of the assets and liabilities of First South Bank of Ben Hill County, Fitzgerald, Georgia to Bankers First, FSB. BCG transferred approximately $14,540,000 in deposit liabilities and $3,791,000 in assets, primarily loans, and approximately $10,114,000 in cash to Bankers First, FSB. The gain on the sale of the First South Bank of Ben Hill County assets and liabilities amounted to approximately $636,000 before related income tax expense.

SERVICES

          The Banks are community-oriented, with an emphasis on lending to small businesses and professionals and other customary banking services, such as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, Mastercard and VISA accounts and money transfers. The Banks finance commercial and consumer transactions, make secured and unsecured loans, including residential mortgage loans, and provide a variety of other banking services.

MARKETS

          The primary markets for FSB are Bibb, Coweta, Johnson,
Macon and Peach Counties, Georgia.  The primary markets for
Ameribank are Effingham and Chatham Counties, Georgia.

DEPOSITS

          The Banks offer a full range of depository accounts and services to both consumers and businesses. At December 31, 1996, BCG's deposit base, totaling approximately $258.7 million, consisted of approximately $44.7 million in non-interest-bearing demand deposits (17.3% of total deposits), approximately $79.4 million in interest-bearing demand deposits (including money market accounts) (30.7% of total deposits), approximately $9.4 million in savings deposits (3.6% of total deposits), approximately $96.1 million in time deposits in amounts less than $100,000 (37.1% of total deposits), and approximately $29.1 million in time deposits of $100,000 or more (11.3% of total deposits).

LOANS

          The Banks make both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for their customers. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1996, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 6.0%, 70.6%, and 23.4%, respectively, of BCG's total loan portfolio. The Banks make a variety of real estate loans, including loans for residential real estate construction, acquisition and development loans, as well as loans for other purposes that are secured by real estate.

          Specific risk elements associated with each of the Banks' lending categories are as follows:

Commercial, financial
   and agricultural                Industry concentrations,
                                   inability to monitor the
                                   condition of collateral
                                   (inventory, accounts
                                   receivable and vehicles), lack
                                   of borrower management
                                   expertise, increased
                                   competition, and specialized
                                   or obsolete equipment as
                                   collateral

Real estate - construction         Inadequate collateral and
                                   long-term financing agreements

Real estate - mortgage             Changes in local economy and
                                   caps on variable rate loans

Installment loans to individuals   Loss of borrower's employment,
                                   changes is local economy, the
                                   inability to monitor
                                   collateral (vehicle, boats and
                                   mobile homes)

LENDING POLICY

          The current lending strategy of each of the Banks is to offer consumer, real estate and commercial credit services to individuals and entities that meet the particular Bank's credit standards. Each Bank provides its lending officers with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the particular Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers.

LOAN REVIEW AND NON-PERFORMING ASSETS

          BCG reviews each Bank's portfolio to determine deficiencies and corrective action to be taken. Periodic reviews are conducted of borrowers with total direct and indirect indebtedness of $100,000 or more and of all past-due loans. Past-due loans are reviewed at least monthly by lending officers and a summary report is reviewed monthly by senior management and quarterly by the particular Bank's Board of Directors. The loan review function periodically reviews all relationships over $100,000, whether current or past due. The loan review function reviews significant findings with the Board quarterly. In addition, each Bank maintains internal classifications of problem and potential problem loans.

ASSET/LIABILITY MANAGEMENT

          Each Bank's Board of Directors is charged with establishing policies to manage the assets and liabilities of the particular Bank. Each Board's task is to manage asset growth, net interest margin, liquidity and capital. The Board directs the Bank's overall acquisition and allocation of funds. On a quarterly basis, the Board of each Bank receives a report with regard to the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities, the ratio of loan loss reserves to outstanding loans, and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall condition of the local, state and national economy.

INVESTMENT POLICY

          Each Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the particular Bank's Board of Directors. Individual transactions, portfolio composition and performance are reviewed and approved by the particular Bank's Board of Directors or a committee thereof. The Treasurer of each Bank implements the policy and reports to the Bank's full Board of Directors on a quarterly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields, and appreciation or depreciation by investment categories.

          In general, the Banks' investment policy is to place all securities in the Available for Sale portfolio upon purchase.
As of December 31, 1996, substantially all of the Banks' securities were in the Available for Sale security portfolio.

          At December 31, 1996, a substantial portion all of the Banks' securities consisted of single maturity, fixed-rate U.S. Treasury and Agency securities with a weighted average maturity of the portfolio of less than five years. Also included in the available for sale portfolio are certain mortgage-backed securities which were acquired when BCG acquired Effingham and purchased by FSB in 1996. The primary risks in the Banks' securities portfolio consist of:

          Credit risk, or the risk of default of the issuer.
          Substantially all of the securities are in Treasury and

                                -5-
          Agency securities; therefore, the credit risk is primarily limited to the risk of default of the U.S.
          Government and its agencies.

          Interest rate risk, or the risk of adverse movements in interest rates on the value of the portfolio. In general, a rise in interest rates will cause the value of the Banks' securities to decline. The longer the maturity of an individual security, the greater the effect of a change in interest rates on its value.

COMPETITION

          The banking business is highly competitive. FSB competes with two other banks in Peach County, two other banks in Macon County, one other bank in Johnson County, eight other banks in Bibb County, and five other banks in Coweta County. Ameribank competes with ten other banks in Chatham County and two other banks in Effingham County. The Banks also compete with other financial service organizations, including thrifts, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain non-interest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds.

SUPERVISION AND REGULATION

          GENERAL. BCG is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BANK HOLDING ACT"). BCG is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

          The Bank Holding Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

          BCG must also register with the Georgia Department of Banking and Finance (DBF) and file periodic information with the DBF. As part of such registration, the DBF requires information

                                -6-
with respect to the financial condition, operations, management and intercompany relationships of BCG and the Banks and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine BCG.

          BCG is an "affiliate" of the Banks under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Banks to BCG, (ii) investments in the stock or securities of BCG by the Banks, (iii) the Bank's taking the stock or securities of an "affiliate" as collateral for loans by the Banks to a borrower and (iv) the purchase of assets from BCG by the Banks. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

          The Banks are National Banks chartered under the National Bank Act and are subject to examination by the OCC. The
OCC regulates or monitors all areas of the Bank's operations and activities, including reserves, loans, mergers, issuance of securities, payments of dividends, interest rates and establishment of branches.

          PAYMENT OF DIVIDENDS. BCG is a legal entity separate and distinct from the Banks. Most of the revenues of BCG result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the Banks, as well as by BCG to its shareholders.

          Under the regulations of the OCC, the Banks may declare dividends out of their net profits. The approval of OCC is required if the total of all dividends declared by a national banking association exceed the total of its net profits for the year combined with its retained net profits for the preceding two years.

          The payment of dividends by BCG and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the Banks, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. For 1996, BCG's cash dividend payout to stockholders was 6.8% of net income.

          MONETARY POLICY. The results of operations of the Banks are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Banks.

          CAPITAL ADEQUACY. The Federal Reserve, the FDIC and the OCC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk-weighted assets of four percent (4%). In addition, the Federal Reserve, OCC and the FDIC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve, the FDIC and the OCC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve, the FDIC and the OCC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.

          The FDIC, the OCC and the Federal Reserve have proposed amending the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The proposed revisions are not expected to have a significant effect on BCG's capital requirements, if adopted in their current form.

          In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

          The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an

"undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, all of the Banks are "well capitalized" institutions.

          Set forth below are pertinent capital ratios for each of the Banks and BCG as of December 31, 1996.

                       Minimal Capital
                         Requirement                               BCG             FSB        Ameribank
                         -----------                               ----            ----       ----------
 Tier One Capital to Risk-based Assets: 4.00% <F1>                11.14%          11.69%          11.78%

 Total Capital to Risk-based Assets: 8.00% <F2>                   12.34%          12.94%          12.44%

 Leverage Ratio (Tier One Capital to Total Assets):
 3.00% <F3>                                                        9.30%           8.76%           11.54%

<F1>  Minimum required ratio for "well capitalized" banks is 6%
<F2>  Minimum required ratio for "well capitalized" banks is 10%
<F3>  Minimum required ratio for "well capitalized" banks is 5%

          RECENT LEGISLATIVE AND REGULATORY ACTION. On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low-
 and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996 at which time evaluation under streamlined procedures will begin for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

          Congress and various federal agencies (including, in addition to the Bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "FEDERAL AGENCIES") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

          On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

          On September 23, 1994, President Clinton signed the Reigle Community Development and Regulatory Improvement Act of 1994 (the "REGULATORY IMPROVEMENT ACT"). The Regulatory Improvement Act contains funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements.

          On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "FEDERAL INTERSTATE BILL") which amended federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial Institutions Code were superseded by the Federal Interstate Bill.

          On January 26, 1996, the Georgia legislature adopted a bill (the "GEORGIA INTRASTATE BILL") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish new or additional branch banks in any three counties within the State of Georgia in which it is not currently operating. After July 1, 1998, all restrictions on state-wide branching will be removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching via merger or consolidation with an existing bank or in certain other limited circumstances.

          FDIC INSURANCE ASSESSMENTS FOR THE BANKS. The Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). In the first five months of 1995, the Banks were assessed $.23 per $1.00 of deposits, based on a risk-based system whereby banks were assessed on a sliding scale depending upon their placement in nine separate supervisory categories, from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average of $.259 per $100 of deposits.

          On August 8, 1995, the FDIC lowered the BIF premium for healthy banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995 retroactive to June 1, 1995. On September 15, 1995, the FDIC refunded $119,908 to the Banks for premium overpayments in the second and third quarter of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). As a result, the Banks will pay only the legally required annual minimum payment of $2,000 per year for insurance beginning in January 1996. Had the current rates been in effect for all of 1994 and 1995, the annual FDIC insurance premiums paid by the Banks would have collectively been reduced by $588,908.

     On September 29, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 was enacted (the "1996 Act").
The 1996 Act's chief accomplishment was to provide for the recapitalization of the Savings Association Insurance Fund ("SAIF") by levying a one-time special assessment on SAIF deposits to bring the fund to a reserve ratio equal to $.25 per $100 of insured deposits and to provide that beginning in 1997, BIF assessments would be used to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation ("FICO") bonds issued in the late 1980s as part of the government rescue of the thrift industry. The law provides that BIF assessments for FICO bond payments must be set at a rate equal to 20% of the SAIF rates for such assessments for 1997, 1998 and 1999. After 1999, all FDIC insured institutions will pay the same assessment rates. For the first six months of 1997, the assessment for the FICO bond payments will be $.0132 per $100 of deposits for BIF deposits and $.0648 per $100 of deposits for SAIF deposits. The FDIC announced on November 26, 1996 that the premium for the first six months of 1997 for deposit insurance assessments would range from zero to $.27 per $100 of deposits with 94% of banks paying nothing for deposit insurance. One of the provisions of the 1996 Act was to eliminate the minimum $2000 per year charge for deposit insurance. As a result, the Banks will pay no premium for deposit insurance in the first six months of 1997 and a first quarter FICO bond assessment of $8,167.72. The 1996 Act also provided for certain limited regulatory relief and modifications to certain out-of-date regulations.

EMPLOYEES

          As of March 19, 1997, the Banks had an aggregate of 155 full-time equivalent employees and BCG had a total of 10 full-time equivalent employees. Neither BCG, nor any of the Banks is a party to any collective bargaining agreement, and BCG and the Banks believe that their employee relations are good.

ITEM 2.   PROPERTIES.

          FSB's main office is located at 4961 Forsyth Road, Macon, Georgia adjacent to BCG's headquarters and operations center located at 4951 Forsyth Road, Macon, Georgia. Ameribank's main office is located at 7393 Hodgson Memorial Drive, Savannah, Georgia. Each Bank owns its main office. FSB leases its loan operations office space from William H. Anderson, II, Chairman of the BCG Board of Directors. In addition, FSB leases the space in which the BCG Corporate office and the FSB operations center are located from Mr. Anderson. See "ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Also, during 1996, Ameribank entered into a sublease agreement for the Ameribank downtown Savannah location. This agreement was entered into in conjunction with Ameribank's acquisition of a Bank South (now Nationsbank) facility. FSB operates one branch in each of Peach, Macon, Johnson, Bibb and Coweta counties. Ameribank operates three branches, one, acquired from Bank South (now Nationsbank) in 1996, in Savannah, Georgia, one in downtown Savannah, opened in 1996 and one in Rincon, Georgia, acquired through BCG's acquisition of Effingham Bank & Trust. Effective December 1, 1996, Ameribank closed its Garden City, Georgia branch.

ITEM 3.   LEGAL PROCEEDINGS.

          The Registrant is not a party to, nor is any of its property the subject of, any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the 1996 fiscal year.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKETS FOR CAPITAL STOCK

          The Common stock of BCG has been listed on the NASDAQ stock market since May 1996. The following table sets forth the reported high and low sales prices for the Common Stock for the quarters indicated as reported on the NASDAQ stock market.

                              -12-

               1996                                High         Low
               ----                                ----         ---
           Second Quarter                          19            17
           Third Quarter                           18 1/2        17
           Fourth Quarter                          17 15/16      16

           Prior to May 1996, the BCG Common Stock was not traded on an established market. From January 1 through May 31, 1996, management of BCG is aware of trades of BCG Common Stock aggregating 42,300 shares at prices ranging from $14.00 per share to $19.00 per share. During 1995, management of BCG is aware of trades of BCG Common Stock aggregating 62,100 shares at prices ranging from $8.28 per share to $15.00 per share. During 1994, management of BCG is aware of trades of BCG Common Stock aggregating 88,100 shares at prices ranging from $8.14 per share to $9.23 per share.

           On March 19, 1997, the last reported sales price of the Common Stock on the NASDAQ market was $25 per share. As of March 19, 1997, there were 2,268,097 shares of the BCG Common
Stock outstanding and 945 record holders of such shares.

DIVIDENDS

          During 1996, BCG paid one cash dividend of $.10 per share to its shareholders of record as of September 15, 1996. In 1995, BCG paid one 75% BCG Common Stock dividend to its common shareholders of record in March of 1995. Also in 1995, BCG paid one cash dividend of $.10 per share of BCG Common Stock to its shareholders of record as of September 15, 1995. Although BCG intends to continue paying cash dividends, the amount and frequency of cash dividends will be determined by BCG's Board of Directors after consideration of earnings, capital requirements and the financial condition of BCG. No assurances can be given that cash dividends will be declared in the future.
Additionally, BCG's ability to pay cash dividends will be dependent on cash dividends paid to it by the Banks. The ability of the Banks to pay dividends to BCG is restricted by applicable regulatory requirements. See "ITEM 1 -- BUSINESS -- Supervision and Regulation -- Payment of Dividends."

                             PART II

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND PLAN OF OPERATION FOR THE YEARS ENDED DECEMBER 31,
1996 AND 1995

     This analysis has been prepared to provide insight into the consolidated financial condition of BCG and addresses the factors which have affected BCG's results of operations. Unless otherwise noted, the financial and other information presented with respect to BCG in this discussion and elsewhere in this Proxy Statement/Prospectus generally includes the accounts of the Banks. Although BCG did not have a majority ownership interest in Americorp until December 1993, the accounts of Americorp have generally been included in the information presented herein due to BCG's operating control of Americorp arising from representation on the Americorp Board of Directors and a management contract between BCG and Americorp. BCG's consolidated financial statements and accompanying notes which follow are an integral part of this review and should be read in conjunction with it.

     GENERAL OVERVIEW OF BCG.  Net income for 1996 was
$3,312,690 as compared to $2,863,658 for 1995. Pretax earnings increased $342,000 over 1995 primarily due to an increase in net interest income of $1,305,000, a decrease in the provision for loan losses of $56,000, an increase in other income of $701,000, offset by increases in salaries and employee benefits of $460,000 and increases in other operating expenses of $1,007,000.

     The following table sets out certain ratios of BCG for the years indicated:

                                          1996             1995            1994
                                          ----             ----            ----
Net income to:
  Average stockholders' equity           13.52%           13.75%           13.33%
  Average assets                          1.17%            1.17%            1.02%

Average equity to average assets          8.62%            8.51%            7.63%

                               -13-
         ASSET QUALITY. The allowance represents an amount which, in management's judgement, will be adequate to absorb losses on existing loans that may become uncollectible. The adequacy of the allowance for loan losses is evaluated monthly based on a regular review of the Banks' loan portfolios, with particular emphasis on non-accruing loans, past due loans, and other loans that management believes require attention.

     There was a favorable trend in the amount of loans past due by 90 days or more over the last year. The percentage of these past dues to the total loan portfolio was .39% at December 31, 1996, as compared to .63% at December 31, 1995. The Banks' levels of non-performing assets have decreased from $1,468,000 at December 31, 1995 to $1,040,000 at December 31, 1996, primarily due to reduction of non-accrual loans. Non-performing assets are composed of non-accrual loans (loans on which interest income is no longer being accrued), and foreclosed assets (assets acquired in full or partial satisfaction of debt).

     As a result of management's ongoing review of the loan portfolio, loans are classified as non-accruing when it is not reasonable to expect collection of interest under the original terms. These loans may be classified as non-accruing even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment of principal.


     The following table provides data on the Banks' levels of past due loans as of December 31, 1996 and 1995.

                                                            Loans Past Due
                                                            (in thousands)
                                                           As of December 31,
                                                1996                           1995
                                          ---------------------             ----------------------
                                                        % of                              % of
                                          Amount    Total Loans             Amount     Total Loans
                                          ------    -----------             ------     -----------
Days Past Due
-------------

Accruing Loans:
     30-90                              $  1,042        .56%            $    1,936       1.20%
     Over 90                                 225        .12%                    30        .02%
                                           -----        ---                  -----       ----
     Total                                 1,267        .68%                 1,966       1.22%
                                           -----        ---                  -----       ----
Non-Accruals:
     30-90                                  --            --                 --             --
     Over 90                                 499        .27%                   978        .61%
                                           -----        ---                  -----       ----
     Total                                   499        .27%                   978        .61%
                                           -----        ---                  -----       ----
Total Loans:
     30-90                                 1,042        .56%                 1,936       1.20%
     Over 90                                 724        .39%                 1,008        .63%
                                           -----        ---                  -----       ----
     Total                              $  1,766        .95%              $  2,944       1.83%
                                           =====        ===                  =====       ====

         Loans past due on interest and/or principal payments have decreased in dollar terms by $1,168,000 (39.8%) between year end
                              -14-
1995 and 1996. Commercial and commercial real estate loans 90 days or more past due as to principal or interest are transferred to non-accruing status unless fully secured by collateral. In addition, loans past due less than 90 days, which in the opinion of management present significant uncertainty as to collectability of interest, are also placed on non-accrual status. Installment loans and credit lines are charged off when losses become apparent, and in no event later than 120 days after the date on which the balance became past due. See ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND PLAN OF OPERATION FOR THE YEARS ENDED DECEMBER 31, 1996
AND 1995  -- Selected Statistical
Financial Data."

     The allowance represents an amount which, in management's judgement, will be adequate to absorb losses on existing loans that may become uncollectible. Management determines the allowance level and its allocation based upon its judgment concerning factors affecting loan quality and its assumptions regarding the economy. Based upon its extensive ongoing review of the loan portfolio, management considers the 1996 year-end allowance for loan losses to be adequate to cover potential losses in the Banks' loan portfolio.

The following table provides a reconciliation of the allowance for loan losses for the years 1996 and 1995.

                                  SUMMARY OF LOAN LOSS EXPERIENCE
                                             (IN THOUSANDS)
                                                                              1996             1995
                                                                             ------           ------
     Balance at beginning of period                                       $ 2,652,412       2,316,054
                                                                            =========       =========
     Charge offs:
              Commercial, financial and agricultural                          115,293          95,090
              Real estate                                                     167,076         145,138
              Consumer                                                         78,165         111,106
                                                                             --------        --------

              Total                                                           360,534         351,334
                                                                             --------        --------
     Recoveries:
              Commercial, financial & agricultural                             14,275          67,905
              Real estate                                                      46,632          85,879
              Consumer                                                         87,555          68,903
                                                                             --------        --------

              Total                                                           148,462         222,687
                                                                             --------        --------

     Net Charge-offs                                                          212,072         128,647
     Additions charged to operations                                          409,000         465,005
                                                                             --------        --------

     Balance at end of period                                             $ 2,849,340       2,652,412
                                                                            =========       =========
     Ratio of net charge-offs during the
              period to average loans
              outstanding during the period                                     .111%           .076%
                                                                              ======          ======

         The current levels of loans on non-accrual status and the portfolio of other real estate owned impacts earnings as interest is not earned and additional costs are incurred in the disposition of these assets. In order to manage the non-

                               -15-
performing assets, management of the Banks have established specific goals for the resolution of all loans on non-accrual status and all other real estate owned.

     EARNING ASSETS. In 1996, earning assets averaged $252.7 million, a 12.7% increase from $224.2 million in 1995. The increase of $28.5 million is comprised mainly of a $22.0 million increase in average loans, and an $8.3 million increase in average federal funds sold offset by a $3.2 million decrease in interest bearing deposits in banks.

     LOANS. Loans are the single-largest component of earning assets, as well as the highest yielding component. Because of their importance, most other assets and liabilities are managed to accommodate the needs of the loan portfolio. At December 31, 1996 and 1995, loans represented 73.4% and 76.6% of interest-earning assets and 64.3% and 68.5%, respectively, of total assets.

     Net loans increased $8,694,095, or 4.89% in 1996, compared to an increase of 13.32% in 1995.

     BCG's primary emphasis in terms of lending is on commercial business loans, as it attempts to define its market niche and decrease its credit risk exposure. From a marketing perspective, the Banks believe that the credit needs of small business owners are often not handled effectively by smaller banks and are not attractive to larger banks which typically pursue larger credits. This provides an opportunity to the Banks within their markets. From a perspective of credit risk reduction, the Banks' credit standards require that prospective commercial borrower's provide a high probability of adequate cash flow for debt service, as well as commercial real estate collateral and personal guarantees providing secondary loss protection for the Banks. In connection with this increased emphasis on commercial, business, and real estate lending, the Banks increased their commercial, financial and agricultural loan and real estate loan portfolios by $5,482,602 and $20,924,617 during 1996 and 1995, representing increases of 3.7% and 16.2%, respectively.

     INVESTMENTS. BCG's investment portfolio constitutes the second-largest component of total earning assets. The portfolio serves several functions such as providing a vehicle for the investment of available funds at relatively attractive rates, furnishing liquidity to meet increased loan demand and supplying securities to pledge as collateral for public funds.

     During 1996, holdings in investment securities increased $3,488,564 or 8.6%. At December 31, 1996, investment securities represented 17.3% of interest-earning assets as compared to 17.4% at December 31, 1995. Securities with a carrying value of approximately $18,433,000 were pledged as collateral for public funds or other purposes as of December 31, 1996.

     Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity, in accordance with SFAS No. 115. Unrealized gains, net of tax, amounted to approximately $289,000 at December 31, 1996, compared to unrealized gains, net of tax, of approximately $779,000 at December 31, 1995.

     DEPOSITS.  Total deposits increased by approximately
$34,474,826 or 15.4%, in 1996, compared to increases of $12,531,498 in 1995.

     Non-interest-bearing deposits constituted 17.3% of total deposits at December 31, 1996 versus 16.8% at December 31, 1995. The increase of $6,994,000 from 1995 to 1996 is the result of management's continued marketing efforts to attract non-interest-bearing, fee-generating transaction accounts.

     INTEREST RATE SENSITIVITY. Interest rate sensitivity management seeks to maximize net interest income as a result of changing interest rates, but to do so without subjecting the interest margin to an imprudent degree of risk. BCG attempts to do this by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute a bank's interest rate sensitivity.

     An indicator of the interest rate sensitivity structure of a financial institution's balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities, which is referred to as the "gap." BCG attempts to match the behavior of rate sensitive assets and rate sensitive liabilities. While "gap" analysis is a traditional indicator of interest rate risk, management has observed that the historical behavior of certain categories of assets and liabilities vary significantly from those indicated by the "gap". Consequently, it relies more heavily on simulation models as its primary interest rate management tool. Based upon its simulation model, management believes that the company is not subject to any material risk due to interest rate fluctuations.

     The schedule below reflects the gap positions of BCG's consolidated balance sheet as of December 31, 1996.

RATE SENSITIVITY ANALYSIS

                                           DECEMBER 31, 1996
                                             RATE SENSITIVE
                              IMMEDIATELY                                 ONE         OVER
                                 RATE        TWO TO         91 TO        YEAR TO      FIVE
                               SENSITIVE    90 DAYS       365 DAYS     FIVE YEARS     YEARS         TOTAL
   EARNING ASSETS

   LOANS                   $      ---       103,537        30,282       43,986        12,364      190,169

   INVESTMENT
   SECURITIES                     ---         4,497         4,099       31,449         3,872       43,917

   FEDERAL
   FUNDS SOLD                   5,210           ---           ---          ---           ---        5,210
   FEDERAL HOME
   LOAN BANK DEPOSITS           3,054        15,588           ---          ---           ---       18,642

   INTEREST RATE SWAPS            ---           ---           ---       25,000           ---       25,000

   INTEREST RATE FLOORS           ---        30,000           ---          ---           ---       30,000
                           ------------------------------------------------------------------



   TOTAL EARNING ASSETS         8,264       153,622        34,381      100,435        16,236      312,938
                           -------------------------------------------------------------------

   SUPPORTING SOURCES
   OF FUNDS

   NOW AND MONEY
   MARKET ACCOUNTS             79,418           ---           ---          ---           ---       79,418

   TIME CERTIFICATES
   OF DEPOSIT                     ---        25,005        65,954       34,206           ---      125,165

   DEMAND DEPOSIT
   ACCOUNTS                    44,709           ---           ---          ---           ---       44,709

   SAVINGS ACCOUNTS             9,406           ---           ---          ---           ---        9,406

   LONG-TERM DEBT/
   BORROWED MONEY               1,500           ---           ---          ---           ---        1,500

   INTEREST RATE SWAPS            ---        25,000           ---          ---           ---       25,000
                           -------------------------------------------------------------------
   TOTAL RATE
   SENSITIVE
   LIABILITIES                135,033        50,005        65,954       34,206           ---      285,198
                           -------------------------------------------------------------------

   PERIODIC GAP -
   INTEREST EARNING
   ASSETS (INTEREST
   BEARING LIABILITIES)      (126,769)       103,617      (31,573)    66,229        16,236
                           -------------------------------------------------------------------

   CUMULATIVE GAP -
   INTEREST EARNING
   ASSETS (INTEREST
   BEARING LIABILITIES)    $ (126,767)      (23,152)      (54,725)      11,504      27,740          27,740

   CUMULATIVE RATIO
   OF INTEREST EARNING
   ASSETS TO INTEREST
   BEARING LIABILITIES              6%           87%           78%     104%          110%

     The rate sensitivity table is a form of "gap" analysis. A ratio of interest earning assets to interest bearing liabilities (more interest earning assets repricing in a given period than interest bearing liabilities) greater than 100% suggests that an increase in interest rates have a positive effect and a decrease in interest rates have a negative effect on net interest income. A ratio less than 100% would have the opposite effect.

     Banking regulations currently prohibit the payment of interest on certain types of demand deposits that are classified under the "gap" analysis as "rate sensitive". To the extent that this regulation remains in effect, classifying these deposits as "immediately rate sensitive" understates the benefit to the net interest margin of rising rates and understates the detriment of falling rates to the net interest margin.

     At December 31, 1996, BCG's interest rate sensitive liabilities maturing within one year exceeded interest rate sensitive assets maturing within one year by approximately $54.7 million with non-interest bearing demand deposits classified as "immediately rate sensitive". This equates to a negative gap of 22% of earning assets which is identical to its position at December 31, 1995. If non-interest bearing demand deposits were excluded from the "immediately rate sensitive" category, the negative gap would be reduced to $10.0 million or 4% of earning assets, compared to $11.1 million or 7% at December 31, 1995.

     Since interest rates and yields do not adjust at the same velocity, the interest sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income.

     LIQUIDITY. Liquidity management involves the ability to meet cash flow requirements of customers who may be depositors making withdrawals or borrowers who require credit funding.
BCG's cash flows are generated from interest and fee income, as well as from loan repayments, deposit acquisition, and maturities or sales of investments. BCG's liquidity needs are provided for primarily through short-term securities, and the maturing of loans. Federal funds sold, which averaged approximately $13,943,000 in 1996, represent BCG's primary source of immediate liquidity and are maintained at a level adequate to meet immediate needs. In addition, FSB has an agreement with the Federal Home Loan Bank (FHLB) which provides additional liquidity. While BCG had no outstanding advances from the FHLB at December 31, 1996, this agreement allows the bank to borrow up to $22,000,000 secured by 1-4 single family residential mortgage loans. Maturities in BCG's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored in an effort to provide the proper balance between liquidity, safety and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

     BCG manages its liquidity through changing deposit levels and patterns in loan demand, its current liquidity position, its ability to control funding needs and potential sources of funds. As part of managing liquidity, BCG monitors its loan to deposit ratio on a daily basis. The target ratio is 85%. At December 31, 1996 and 1995 the ratio was 72.1% and 79.3%, respectively.

                               -19-
     BCG experienced an increase of $13,948,592 in cash and cash equivalents during 1996. Operating activities provided
$3,059,324, primarily through income from operations of $3,312,690.

     Investing activities provides $715,938 in cash and cash equivalents. Proceeds from calls, maturities, and sales within the securities portfolio provided $16,771,760. These proceeds were offset by purchases of investment securities of $21,021,208, and a net increase in loans of $5,952,803. Also, BCG received $12,687,620 in conjunction with the acquisition of certain assets and liabilities of a banking unit.

     Financing activities provided $10,173,330 of cash and cash equivalents during 1996 due mainly to the net increase in deposits of $17,783,870, offset by the repayment of FHLB advances of $6,100,000.

     CAPITAL RESOURCES AND DIVIDENDS. At December 31, 1996, BCG had capital in excess of regulatory minimums, as measured by its ending equity to assets ratio of 9.21%, compared to 8.56% at December 31, 1995. The increase was primarily the result of an increase in net earnings.

RESULTS OF OPERATIONS-1996 VERSUS 1995

     BCG's net income after minority interest in earnings of Americorp for 1996 was $3,312,690 versus $2,863,658 for 1995, an increase of $449,032. 1996 income was $1.41 per common share versus $1.35 per common share for 1995.

     Net interest income increased $1,305,052 or 9.8% from $13,251,895 in 1995 to $14,556,947 in 1996. The effect of volume changes was to increase net interest income by $1,908,536, and the effect of rate changes was to decrease net interest income by $603,484. Yields on interest earning assets decreased from 10.08% in 1995 to 9.67% in 1996. The cost of interest bearing liabilities decreased from 4.89% to 4.64% over the same period. The effect of these changes was to decrease the net interest spread from 5.19% in 1995 to 5.03% in 1996.

     BCG is a party to interest rate swap agreements for the purpose of hedging against short term decreases in interest rates. The notional amount on agreements outstanding at December 31, 1996 was $25,000,000. The agreements call for BCG to receive fixed rates of interest, averaging 6.32%, while paying variable rates, based on the three month LIBOR. Weighted average rates paid by the company during 1996 were approximately 5.53%. Reductions in interest expense of $243,000 resulting from the difference in rates have been netted with interest expense on time deposits.

     In addition the Company has purchased interest rate floor contracts with aggregate notional amounts of $30,000,000, maturing in March 1997. Under the terms of the agreement, the Company will be reimbursed on a quarterly basis for decreases in the federal funds rate for any period during the agreement in which the federal funds rate falls below 5.5%. At December 31, 1996, the federal funds rate was 5.25%. Increases in interest income at $58,000 resulting from a drop in the federal funds rate below 5.5% have been netted with interest and fees on loans.

     The provision for loan losses for 1996 was $409,000, compared to $465,005 for 1995. Net charge-offs for 1995 were $129,000 compared to net charge-offs of $212,000 during 1996.
The allowance for loan losses at December 31, 1996 and 1995 was $2,849,340 and $2,652,412, respectively. The allowance for loan losses represented 1.50% and 1.46% of gross outstanding loans at December 31, 1996 and 1995, respectively. Nonaccrual loans decreased from $978,000 at December 31, 1995 to $499,000 at December 31, 1996.

     Non-interest income increased by $700,915 or 29.6% from 1995 to 1996. This increase was related to increases in service charge income of 208,773, increases of $38,233 in gains on sale of loans, and increases in miscellaneous other income of $444,639.

     Non-interest expense increased by $1,719,628 or 15.7% from 1995 to 1996. Included in the change is increases in salaries and benefits of $459,480 increases in occupancy expense of $229,855, increases in equipment expense of $22,901,and an increase in other operating expense of $1,007,392 resulting primarily from the opening of several new branches during 1996.

     BCG recognized an income tax provision of $1,158,609 for 1996, compared to a provision of $930,750 for 1995. Reductions in the valuation allowance of $551,956 and $439,294 were recognized in 1996 and 1995, respectively.

RESULTS OF OPERATIONS-1995 VERSUS 1994

     BCG's net income after minority interest in earnings of Americorp for 1995 was $2,863,658 versus $2,309,280 for 1994, an increase of $544,378. 1995 income was $1.35 per common share versus $1.11 per common share for 1994.

     Net interest income increased $2,629,335 or 24.8% from $10,622,560 in 1994 to $13,251,895 in 1995. The effect of volume changes was to increase net interest income by $683,406, and the effect of rate changes was to increase net interest income by $1,945,929. Yields on interest earning assets increased from 8.59% in 1994 to 10.08% in 1995. The cost of interest bearing liabilities increased from 3.97% to 4.89% over the same period. The effect of these changes was to increase the net interest margin to 5.91% in 1995 from 5.11% in 1994.

     During 1995, BCG entered into interest rate swap agreements for the purpose of hedging against short term decreases in interest rates. The notional amount on agreements outstanding at December 31, 1995 was $15,000,000. The agreements call for BCG to receive fixed rates of interest, averaging 7.26%, while paying variable rates, based on the three month LIBOR. Weighted average rates paid by the company during 1995 were approximately 5.5%. Reductions in interest expense resulting from the difference in rates of $160,000 have been netted with interest expense on time deposits.

     The provision for loan losses for 1995 was $465,005, compared to $447,003 for 1994. Net charge-offs for 1995 were $129,000 compared to net charge-offs of $220,000 during 1994.

The allowance for loan losses at December 31, 1995 and 1994 was $2,652,412 and $2,316,054, respectively. The allowance for loan losses represented 1.46% and 1.48% of gross outstanding loans at December 31, 1995 and 1994, respectively. Nonaccrual loans increased from $529,000 at December 31, 1994 to $978,000 at December 31, 1995.

     Non-interest income declined by $513,112 or 17.8% from 1994 to 1995. Included in 1994 non-interest income is $814,035 of non-recurring gains realized from the sale of certain banking units. This decrease was offset by increases of $42,097 in gains on sale of loans, and decreases in securities losses of $304,809.

     Non-interest expense increased by $731,881 or 7.1% from 1994 to 1995. Included in the change are increases in salaries and benefits of $723,642, increases in occupancy expense of $35,962, and increases in equipment expense of $92,715, offset by a decrease in other operating expense of $120,438.

     BCG recognized an income tax provision of $930,750 for 1995, compared to a tax benefit of $151,321 for 1994. The net increase in expense for 1995 compared to 1994 was due to the recognition of deferred tax assets of Americorp (through reduction of the valuation allowance) during 1994 of approximately $1,197,000. A reduction in the valuation allowance of approximately $439,000 was recognized in 1995.

     INFLATION. Although inflation affects the growth of total assets, it is difficult to measure its impact precisely. Net income is also affected by inflation, but again there is no simple way to measure its effect on the various types of income and expense. Interest rates and operating expense, in particular, are significantly affected by inflation, but neither the timing nor the magnitude of interest-rate changes coincide with changes in the Consumer Price Index.

     Due to the complexities of measuring the effects of inflation on BCG's consolidated financial statements, management believes that it would be misleading to attempt to quantify those effects.

     ACCOUNTING FOR IMPAIRMENT OF A LOAN.  As of January 1,
1995, BCG adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or costs, premium or discount, existing at the inception or acquisition of the loan, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. As of January 1, 1995, BCG adopted SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" which amends SFAS 114 to require information about the recorded investment in certain impaired loans and eliminates the provisions of SFAS 114 regarding how a creditor should report income on a impaired loan. SFAS 118 allows creditors to use existing methods for recognizing income on impaired loans, including methods used by certain industry regulators. As of the date of adoption, and as of December 31, 1995, the impact of SFAS 114 and SFAS 118 is not considered material to BCG's consolidated financial statements. Based on the immaterial amount of impaired loans and management's current policies regarding providing for losses on problem loans, there have been no policy changes as a result of the implementation of SFAS 114 and 118.

     RISK ELEMENTS. The allowance for loan losses at December 31, 1996 was $2,849,340 or 7.4% higher than at December 31, 1995.
At December 31, 1996 the allowance represented 1.50% of total loans as compared with 1.46% at December 31, 1995. At December 31, 1996 non-performing loans represented .38% of total gross loans as compared with .55% at December 31, 1995. The allowance for loan losses as a percentage of non-performing loans was 394% at December 31, 1996 as compared with 263% at December 31, 1995.

     CAPITAL RESOURCES. Shareholders' equity of $26,722,563 at December 31, 1996 reflects an increase of 20.2% over the same period in 1995, resulting in book value per outstanding common share of $11.78 compared to $10.44 at December 31, 1995. Capital for BCG is above regulatory requirements, with GAAP equity of 9.21% of total assets at December 31, 1996.

     Set forth below are pertinent capital ratios for BCG as of December 31, 1996:

               Minimum Capital Requirement
               ---------------------------

               Consolidated Tier 1 Capital to Risk-based                  11.14%<F1>
                     Assets: 4.00%

               Total Capital to Risk-based                                12.34%<F2>
                     Assets: 8.00%

               Leverage Ratio (Tier 1 Capital                             9.30%<F3>
                     to Total Assets): 3.00%

<F1> Minimum for "Well-Capitalized Banks" = 6%.
<F2> Minimum for "Well-Capitalized Banks" = 10%
<F3> Minimum for "Well-Capitalized Banks" = 5%.

     For a discussion of the capital ratios for each of the Banks as of December 31, 1996, see "ITEM 1 -- BUSINESS - SUPERVISION AND REGULATION -- Capital Adequacy."

               SELECTED STATISTICAL FINANCIAL DATA

     The following tables set forth certain statistical information and should be read in conjunction with the consolidated financial statements of BCG. Averages referred to in the following statistical information are generally average daily balances.

AVERAGE BALANCE SHEETS

     Condensed average balance sheets for the periods indicated are presented below.

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                     1996           1995            1994
                                                                     ----           ----            ----
ASSETS

Interest-earning assets:

Interest-bearing deposits in banks                           $      477,005       3,671,771      12,704,322
Taxable investment securities-held to maturity                    1,000,000       1,250,000       8,495,261
Taxable investment securities-available for sale                 46,406,909      44,629,744     29,276,840
Nontaxable investment securities                                    100,250         283,296         516,409
Federal funds sold                                               13,942,798       5,636,639         674,235
Loans                                                           190,733,155     168,705,726     156,328,881
                                                                -----------     -----------     -----------
Total interest-earning assets                                   252,660,117     224,177,176     207,995,948
                                                                -----------     -----------     -----------

Allowance for loan losses                                       (2,823,760)     (2,531,418)     (2,274,939)
Cash and due from banks                                          16,912,808       7,943,417       8,094,733
Other assets                                                     17,496,810      15,241,466      13,197,820
                                                                -----------     -----------     -----------
Total Assets                                                 $  284,245,975     244,830,641     227,013,562
                                                                ===========     ===========     ===========

LIABILITIES & SHAREHOLDERS' EQUITY

Interest-bearing liabilities:

Deposits:
Interest-bearing demand                                      $   71,496,495      56,033,998      65,099,570
Savings                                                          10,005,534       9,077,025      10,539,176
Time                                                            125,808,432     118,052,167      98,197,897
Other borrowings                                                  5,644,769       7,722,671       8,697,269
                                                                -----------     -----------     -----------
Total interest-bearing liabilities                              212,955,230     190,885,861     182,533,912
                                                                -----------     -----------     -----------

Non-interest-bearing demand deposits                             43,625,650      29,273,152      25,287,727
Other liabilities                                                 3,159,011       3,839,510       1,873,728
                                                                -----------     -----------     -----------

Total liabilities                                               259,739,891     223,998,523     209,695,367
Shareholders' equity                                             24,506,084      20,832,118      17,318,195
                                                                -----------     -----------     -----------
Total liabilities and shareholders' equity                   $  284,245,975     244,830,641     227,013,562
                                                                ===========     ===========     ===========

                                    -24-
         The following table sets forth the amount of interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                               Year Ended December 31,

                                                    1996                        1995                    1994
                                            --------------------          ------------------    -------------------
                                              Average                     Average                Average
                                              Total       Yield/           Total      Yield/      Total          Yield/
                                            Interest       Rate           Rate         Rate      Interest         Rate
                                            --------      ------          ----         ----      -------         ------
INTEREST INCOME
Interest on fees and loans <F1>           $ 20,526,340     10.76%       18,820,191     11.16%    15,456,899      9.89%

Interest on taxable securities-held
  to maturity                                   58,972      5.90%           72,618      5.81%       656,999      7.73%
Interest on taxable securities-
  available for sale <F2>                    3,069,573      6.61%        3,125,402      7.00%     1,131,283      3.86%
Interest on nontaxable securities               11,374     11.35%           28,755     10.15%        53,068     10.28%

Interest on Federal Funds sold                 740,545      5.31%          315,337      5.59%        26,973      4.00%
Interest on deposits in banks                   28,058      5.88%          225,362      6.14%       544,223      4.20%
                                            ----------                  ----------               ----------
     Total interest income                  24,434,862      9.67%       22,587,665     10.08%    17,869,445      8.59%
                                            ----------                  ----------               ----------

INTEREST EXPENSE

Interest on interest-bearing
  demand deposits                            2,291,925      3.21%        1,910,498      3.41%     1,984,458      3.05%
Interest on savings deposits                   244,655      2.45%          244,335      2.69%       291,347      2.76%
Interest on time deposits                    6,989,629      5.56%        6,682,067      5.66%     4,290,586      4.37%
Interest on other borrowings                   351,706      6.22%          498,870      6.46%       680,494      7.82%
                                            ----------                  ----------               ----------
  Total interest expense                     9,877,915      4.64%        9,335,770      4.89%     7,246,885      3.97%
                                            ----------                  ----------               ----------

NET INTEREST INCOME                       $ 14,556,947                  13,251,895               10,622,560
                                            ==========                  ==========               ==========

Net interest spread                                         5.03%                       5.19%                    4.62%
                                                            ====                        ====                     ====
Net yield on avg. interest-
  earning assets                                            5.76%                       5.91%                    5.11%
                                                            ====                        ====                     ====

<F1> Interest and fees on loans include $1,185,728, $902,626 and $888,888 of loan fee income for the years ended December 1996, 1995 and 1994, respectively. Interest income recognized during 1996, 1995 and 1994 on non-accrual loans was $0, $0 and $11,000, respectively.

<F2> The average yield on available for sale securities represents interest income on available for sale securities divided by the average balance of available for sale securities on an historical basis.

                               -25-

RATE AND VOLUME ANALYSIS

          The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volumes multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume); and (iii) a combination of changes in rate and changes in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                                YEAR ENDED DECEMBER 31,
                                                                      1996 vs. 1995
                                                                    Changes Due To:
                                                                                           Increase
                                                          Rate              Volume        (Decrease)
                                                   -------------------------------------------------
 Increase (decrease) in:
 Income from interest-earning assets:
 Interest and fees on loans                         $  (632,255)         2,338,403        1,706,148
 Interest on taxable securities-held to                   1,116            (14,761)         (13,645)
 maturity
 Interest on taxable securities-available              (197,845)           142,016          (55,829)
 for sale
 Interest on nontaxable securities                        3,874            (21,255)         (17,381)
 Interest on Federal funds sold                         (15,121)           440,329          425,208
 Interest on deposits in banks                           (9,011)          (188,293)        (197,304)
                                                   -------------------------------------------------
     Total interest income                             (849,242)         2,696,439        1,847,197
                                                   -------------------------------------------------
 Expense from interest-bearing liabilities:
 Interest on interest-bearing deposits                 (105,524)            486,951         381,427
 Interest on savings deposits                            (2,745)              3,065             320
 Interest on time deposits                             (119,946)            427,508         307,562
 Interest on other borrowings                           (17,543)           (129,621)       (147,164)
                                                   -------------------------------------------------
      Total interest expense                           (245,758)            787,903         542,145
                                                   -------------------------------------------------
      Net interest income                           $  (603,484)          1,908,536       1,305,052
                                                   ================================================

                                                               YEAR ENDED DECEMBER 31,
                                                                      1995 vs. 1994
                                                                     Changes Due To:
                                                                                           Increase
                                                          Rate              Volume        (Decrease)
                                                   -------------------------------------------------

 Increase (decrease) in:
 Income from interest-earning assets:
 Interest and fees on loans                        $  2,079,633            1,283,659      3,363,292
 Interest on taxable securities-held to                (131,984)            (452,397)      (584,381)
 Interest on taxable securities-available             1,211,814              782,305      1,994,119
   Interest on nontaxable securities                       (644)             (23,669)       (24,313)
 Interest on Federal funds sold                          14,808              273,556        288,364
 Interest on deposits in banks                          496,031             (814,892)      (318,861)
                                                   -------------------------------------------------
     Total interest income                            3,669,658            1,048,562      4,718,220
                                                   -------------------------------------------------
 Expense from interest-bearing liabilities:
 Interest on interest-bearing deposits                  421,936             (495,896)       (73,960)
 Interest on savings deposits                            (7,485)             (39,527)       (47,012)
 Interest on time deposits                            1,419,849              971,632      2,391,481
 Interest on other borrowings                          (110,571)             (71,053)      (181,624)

                                                   -------------------------------------------------
      Total interest expense                          1,723,729              365,156      2,088,885
                                                   -------------------------------------------------
      Net interest income                          $  1,945,929              683,406      2,629,335
                                                   =================================================

                        INVESTMENT PORTFOLIO

Types of Investments

          The carrying amounts of investment securities at the dates indicated are summarized as follows:

                                                                        DECEMBER 31,
                                                           -----------------------------------------
                                                               1996           1995          1994
                                                           ------------    ----------    -----------
    U.S. Treasury and Government agencies                  $ 37,964,215    39,822,052     38,303,111
    Municipal securities                                         88,719       135,448        400,753
    Mortgage-backed securities                                5,864,383     1,990,194      2,156,379
      Total                                                ------------    ----------     ----------

                                                           $ 43,917,317    40,428,753     42,379,184
                                                           ============    ==========     ==========

Maturities

    The amounts of investment securities in each category as of December 31, 1996 are shown in the following table according to contractual maturity classifications (i) one year or less, (ii) after one year through five years, (iii) after five years through ten years, and (iv) after ten years.

                                       U.S. Treasury &               Municipal              Mortgage backed
                                     Government Agencies            Securities                Securities
                                     ---------------------       -----------------         -----------------
                                      Amount       Yield         Amount     Yield          Amount      Yield
 One year or less                     6,513,911     6.867%        88,719    10.230%              --        --
 After one year through five         31,450,304     6.967%            --        --               --        --
 years
 After five years through ten                --         --            --        --        2,913,408     6.935%
 years
 After ten years                             --         --            --        --        2,950,975     6.550%
                                     ----------     -----         ------    ------        ---------     -----
                                     37,964,215     6.950%        88,719    10.230%       5,864,383     6.841%
                                     ==========     =====         ======    ======        =========     =====

                                       -27-
                            LOAN PORTFOLIO

Types of Loans

     The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                                DECEMBER 31,

                                    1996             1995           1994           1993          1992

                                ------------------------------------------------------------------------
 Commercial, financial and      $ 44,429,766      48,887,045     48,233,626     43,543,134    37,720,179
     agricultural
 Real-estate construction         23,477,730      19,934,134     20,509,888     11,752,644     4,426,925
 Real-estate mortgage            110,836,258     100,896,377     80,625,179     85,729,493    89,214,135
 Consumer installment
   loans and other                11,425,654      11,756,065     10,516,027     13,668,173    15,190,494
                                ------------------------------------------------------------------------

                                 190,169,408     181,473,621    159,884,720    154,693,444   146,551,733
 Less:
   Unearned discount               (736,360)       (931,596)      (864,348)      (871,348)   (1,128,716)
   Allowance for loan            (2,849,340)     (2,652,412)    (2,316,054)    (2,254,768)   (2,149,502)
   losses
                                ------------------------------------------------------------------------

                                $186,583,708     177,889,613    156,704,318    151,567,328   143,273,515
                                ========================================================================

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

     Total loans as of the indicated dates are shown in the following table according to maturity classifications (i) one year or less, (ii) after one year through five years and (iii) after five years.

                                                            DECEMBER 31,                 DECEMBER 31,
                                                                 1996                         1995
                                                            -------------                ------------
                   Maturity:

                   One year or less:
                   Commercial and financial                   20,882,701                  17,568,246
                   Real estate-construction                   15,247,261                  15,943,057
                   All other loans                            28,474,341                  38,202,290
                                                            ------------                ------------
                                                              64,604,303                  71,713,593
                                                            ------------                ------------

                   After one year through
                   five years:
                   Commercial and financial                   14,572,051                  19,989,933
                   Real estate-construction                    4,655,398                   2,785,602
                   All other loans                            58,895,166                  52,786,717
                                                            ------------                ------------
                                                              78,122,615                  75,562,252
                                                            ------------                ------------

                   After five years:
                   Commercial and financial                    8,975,014                  11,328,866
                   Real estate-construction                    3,575,070                   1,205,475
                   All other loans                            34,892,406                  21,663,435
                                                              47,442,490                  34,197,776
                                                            ------------                ------------
                                                             190,169,408                 181,473,621
                                                            ============                ============

          The following table summarizes loans at the indicated dates with due dates after one year and which have predetermined and floating or adjustable interest rates at the following year ends.

                                              1996                   1995
                                         -----------------------------------
    Predetermined interest
       rates                             $ 45,282,000             48,152,000
    Floating or adjustable
      interest rates                       77,140,000             57,865,000
                                         -----------------------------------

                                          122,422,000            106,017,000
                                         ===================================

NON-PERFORMING LOANS

          Information with respect to non-accrual, past-due and restructured loans at the indicated date is as follows:

                                                                  DECEMBER 31,
                                             1996           1995       1994          1993        1992
                                           -----------------------------------------------------------
  Non-accrual loans                        $499,000       $978,000   $529,000     $827,000    $885,000

   Loans contractually past due
    ninety days or more as to              $225,000         30,000     64,000      903,000     159,000
    interest or principal payments
    and still accruing

  Loans, the terms of which have
    been renegotiated to provide a
    reduction or deferral of
    interest or principal because                 0              0          0            0           0
    of deterioration in the
    financial position of the
    borrower

Loans, now current about which
    there are serious doubts as to
    the ability of the borrower to                0              0          0            0           0
    comply with present loan
    repayment terms

                 For a discussion of the policy of the Banks for placing past-due loans on a non-accrual status, see " ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 -- Asset Quality."

     NONPERFORMING ASSETS. The following table presents a history of BCG's nonperforming assets for the past five years ending December 31, 1996.

                                                            Year Ended December 31,

        ($ in thousands)                      1996        1995        1994        1993          1992
                                              ----        ----        ----        ----          ----
        Nonaccrual loans                     $ 499         978         529          827           887

        Loans past due 90 days
          or more                              225          30          64          903           159
                                             -----       -----      ------       ------        ------
        Total nonperforming
          loans                                724       1,008         593        1,730         1,046

        Other real estate owned                541         490         559        1,081         1,108
                                             -----       -----       -----        -----         -----

        Total nonperforming asset          $ 1,265       1,498       1,152        2,811         2,154
                                             =====       =====       =====        =====         =====

        Beginning in 1990, the consolidated financial statements of BCG included the accounts of Americorp. At the time of BCG's acquisition of Americorp in 1990, Americorp had significant asset quality problems. The decline in nonperforming assets from 1992 to 1996 was primarily the result of the cleanup of the nonperforming assets of Americorp.

     The following table presents a history of amounts of other real estate owned by BCG that are attributable to write downs and sales at year end for the past five years ending December 31, 1996.

                                                                Year Ended December 31,

                                                   1996         1995        1994         1993         1992
                                                   ----         ----        ----         ----         ----
Writedowns of other real
  estate included in results
  of operations                                $     13          82          61           115          180
                                                     ==          ==          ==           ===        =====
Proceeds of sales of other
  real estate                                  $    265         379         455           197        1,053
                                                    ===         ===         ===           ===        =====

SUMMARY OF LOAN LOSS EXPERIENCE

          The following table summarizes average loan balances for each year determined by using the daily average balances during the year; changes in the reserve for possible loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                                    Year Ended December 31,
                                       1996          1995             1994           1993            1992
Average amount of loans
  outstanding                   $190,733,155     168,705,726      156,328,881    139,702,024     137,735,000
                                 -----------     -----------      -----------    ------------    -----------
Balance of allowance for
  loan losses at beginning
  of period                        2,652,412       2,316,054        2,254,768      2,149,502       2,041,160

Loans charged off
  Commercial                        (115,293)        (95,090)        (276,873)      (177,847)       (433,481)
  Real estate                       (167,076)       (145,138)        (106,377)      (317,736)       (101,521)
  Installment                        (78,165)       (111,106)        (127,710)      (204,778)       (303,547)
                                 -----------     -----------      -----------    ------------    -----------

                                    (360,534)       (351,334)        (510,960)      (700,361)       (838,549)
                                 -----------     -----------      -----------    ------------    -----------

Loans recovered
  Commercial                          14,275         67,905            56,653        153,433         423,553
  Real estate                         46,632         85,879           152,989         37,862          50,686
  Installment                         87,555         68,903            81,601         90,751          92,093
                                 -----------     -----------      -----------    ------------    -----------

                                     148,462         222,687          291,243        282,046         566,332
                                 -----------     -----------      -----------    ------------    -----------

Net charge offs                    (212,072)       (128,647)        (219,717)      (418,315)       (272,217)
                                 -----------     -----------      -----------    ------------    -----------

Sales of banking units               --               --            (166,000)        --              --

Additions to allowance
  charged to operating
  expense during period              409,000         465,005         447,003        523,581         380,559
                                 -----------     -----------      ----------     ----------      -----------
Balance of allowance for
  loan losses at end of
  period                           2,849,340       2,652,412       2,316,054      2,254,768       2,149,502
                                 ===========     ===========      ==========     ==========      ==========
Ratio of net loans charged
  off during the period to
  average loans outstanding             .11%            .08%             .14%           .30%            .20%
                                        ===             ===              ===            ===             ===


PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS

         The following table shows each category of loans as a percentage of total loans (gross of unearned interest and the allowance for loan losses) at each year end indicated.

                                         1996          1995         1994          1993          1992
                                         ----          ----         ----          ----          ----
Commercial, financial
  and agricultural                        23%           27%          30%           28%           26%
Real estate                               71%           67%          63%           63%           64%
Installment                                6%            6%           7%            9%           10%
                                         ----          ----         ----          ----          ----
                                         100%          100%         100%          100%          100%
                                         ====          ====         ====          ====          ====

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

     The following table shows the allocation of allowance for loan losses among commercial and financial loans, real estate loans, and installment loans at each year end indicated.

                                        1996         1995         1994          1993          1992
                                        ----         ----         ----          ----          ----
Commercial, financial
  and agricultural                $ 1,339,190     1,315,861    1,320,612       608,785     1,206,788
Real estate                         1,082,749       741,113      460,197       958,051       249,895
Installment                           427,401       595,438      535,245       687,932       692,819
                                   ----------     ---------    ---------     ---------     ---------
                                  $ 2,849,340     2,652,412    2,316,054     2,254,768     2,149,502
                                   ==========     =========    =========     =========     =========


DEPOSITS

        Average amounts of deposits and average rates paid thereon, classified as non-interest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the years indicated are presented below.

                                                        Year Ended December 31,

                                        1996                       1995                        1994
                              ----------------------      ---------------------        ---------------------
                                   Amount      Rate          Amount        Rate          Amount       Rate
Non-interest bearing
    demand deposits           $  43,625,650    0.00%        29,273,152     0.00%       25,287,727     0.00%
Interest-bearing demand          71,496,495    3.21%        56,033,998     3.41%       65,099,570     3.05%
Savings deposits                 10,005,534    2.45%         9,077,025     2.69%       10,539,176     2.76%
Time deposits                   125,808,432    5.56%       118,052,167     5.66%       98,197,897     4.37%
                                -----------                -----------                -----------
                              $ 250,936,111                212,436,342                199,124,370
                                ===========                ===========                ===========

     Amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1996 are shown in the table below based on time to maturity:

        Three months or less                                  $    8,782,000
        Over three months through six months                       5,423,000
        Over six months through twelve months                      7,787,000
        Over twelve months                                         7,086,000
                                                                   ---------

                                                              $   29,078,000
                                                                  ==========


RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

     Rate of return information for the years indicated is presented below:

                                         Year Ended December 31,

                                                           1996         1995          1994
                                                           ----         ----          ----

        Return on average assets                           1.17%         1.17%        1.02%
        Return on average equity                          13.52%        13.75%       13.33%
        Dividend payout ratio                              6.84%         6.68%        4.65%
        Average equity to average assets ratio             8.62%         8.51%        7.63%

ITEM 7.   FINANCIAL STATEMENTS.

           REPORT OF INDEPENDENT CERTIFIED  PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Bank Corporation of Georgia
Macon, Georgia


We have audited the accompanying consolidated balance sheets of Bank Corporation of Georgia and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank Corporation of Georgia and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                       PORTER KEADLE MOORE, LLP


                                      /s/ Porter Keadle Moore, LLP


                                      Successor to the practice of
                                      Evans, Porter, Bryan & Co.

Atlanta, Georgia
March 5, 1997

               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

                       Consolidated Balance Sheets

                        December 31, 1996 and 1995

                                  Assets

                                                                                                               1995
                                                                                                          (Restated
                                                                                                1996      Note 2)
                                                                                                ----      ---------
 Cash and due from banks                                                             $    34,027,974     11,429,382
 Federal funds sold                                                                        5,210,000     13,860,000
                                                                                         -----------    -----------

          Cash and cash equivalents                                                       39,237,974     25,289,382

 Investment securities available for sale                                                 42,828,598     39,293,305
 Investment securities                                                                     1,088,719      1,135,448
 Loans, net                                                                              186,583,708    177,889,613
 Premises and equipment, net                                                               9,801,980      7,923,567
 Accrued interest receivable                                                               2,333,047      2,072,351
 Other assets                                                                              8,380,296      6,068,104
                                                                                         -----------    -----------
                                                                                    $   290,254,322    259,671,770
                                                                                         ===========    ===========

                                                      Liabilities and Shareholders' Equity
                                                      ------------------------------------

 Deposits:
   Demand                                                                            $    44,709,405     37,715,723
   NOW and money-market accounts                                                          79,417,686     58,326,538
   Savings                                                                                 9,405,878      8,757,760
   Time                                                                                  125,165,463    119,423,585
                                                                                         -----------    -----------

           Total deposits                                                                258,698,433    224,223,606

 Accrued expenses and other liabilities                                                    3,333,327      2,933,120
 Notes payable                                                                             1,500,000      2,770,809
 Federal Home Loan Bank advances                                                               -          6,100,000
                                                                                         -----------    -----------

           Total liabilities                                                             263,531,759    236,027,535

 Minority interest                                                                             -          1,409,943
                                                                                         -----------    -----------
 Shareholders' equity:
   Common stock, $1 par value; 3,000,000 shares authorized; 2,284,864
      and 2,128,774 shares issued, respectively                                            2,284,864      2,128,774
   Additional paid-in capital                                                              6,170,157      4,507,789
   Retained earnings                                                                      18,286,889     15,200,657
   Net unrealized gain (loss) on investment securities available for sale,
      net of tax                                                                             288,689        779,421

   Unearned employee stock ownership plan shares                                            (196,496)      (270,809)
   Common stock in treasury, at cost, 16,767 shares                                         (111,540)      (111,540)
                                                                                         -----------    -----------

           Total shareholders' equity                                                     26,722,563     22,234,292
                                                                                         -----------    -----------
                                                                                     $   290,254,322    259,671,770
                                                                                         ===========    ===========


 See accompanying notes to consolidated financial statements.

                  BANK CORPORATION OF GEORGIA AND SUBSIDIARIES
                       Consolidated Statements of Earnings

                For the Years Ended December 31, 1996, 1995 and 1994

                                                                                                  1995          1994
                                                                                             (Restated     (Restated
                                                                                     1996      Note 2)       Note 2)
                                                                                     ----    ---------     ---------
 Interest income:
    Interest and fees on loans                                             $   20,526,340    18,820,191    15,456,899
    Interest on Federal Home Loan Bank deposits                                    28,058       225,362       544,223
    Interest on federal funds sold                                                740,545       315,337        26,973
    Interest on investment securities:
        U.S. Treasury and Government agencies                                   2,987,276     3,077,478     1,699,052
        State and municipal                                                        11,374        28,755        53,068
        Other                                                                     141,269       120,542        89,230
                                                                               ----------    ----------    ----------
           Total interest income                                               24,434,862    22,587,665    17,869,445

 Interest expense                                                               9,877,915     9,335,770     7,246,885
                                                                               ----------    -----------   ----------

 Net interest income                                                           14,556,947    13,251,895    10,622,560
 Provision for loan losses                                                        409,000       465,005       447,003
                                                                               ----------    ----------    ----------

           Net interest income after provision for loan losses                 14,147,947    12,786,890    10,175,557
                                                                               ----------    ----------    ----------
 Other income:
    Service charges and fee income                                              1,609,247     1,400,474     1,430,142
    Securities gains (losses), net                                                (1,497)      (10,767)     (315,576)
    Gains on sales of loans                                                       162,032       123,799        81,702
    Miscellaneous                                                               1,299,136       854,497       870,812
    Gains on sales of banking units                                                  -            -           814,035
                                                                               ----------    ----------    ----------

           Total other income                                                   3,068,918     2,368,003     2,881,115
                                                                               ----------    ----------    ----------
 Other expenses:
    Salaries and employee benefits                                              6,675,921     6,216,441     5,492,799
    Occupancy                                                                   1,190,952       961,097       925,135
    Equipment                                                                     691,909       669,008       576,293
    Other operating                                                             4,139,871     3,132,479     3,252,917
                                                                              -----------    ----------    ----------

           Total other expenses                                                12,698,653    10,979,025    10,247,144
                                                                              -----------    ----------    ----------
 Earnings before income taxes and minority
    interest in earnings of subsidiary                                          4,518,212     4,175,868     2,809,528

 Income taxes (benefit)                                                         1,158,609       930,750      (151,321)
                                                                              -----------    ----------     ---------

 Earnings before minority interest in earnings of subsidiary                    3,359,603     3,245,118     2,960,849
 Minority interest in earnings of subsidiary                                       46,913       381,460       651,569
                                                                              -----------    ----------     ---------

 Net earnings                                                              $    3,312,690     2,863,658     2,309,280
                                                                              ===========    ===========    =========
 Net earnings per share:
    Primary                                                                $         1.41          1.35          1.11
    Fully diluted                                                          $         1.41          1.34          1.10
 Weighted average number of shares outstanding:
    Primary                                                                     2,344,764     2,114,930     2,077,211
    Fully diluted                                                               2,341,815     2,129,550     2,103,317

 See accompanying notes to consolidated financial statements.

                           BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

                    Consolidated Statements of Changes in Shareholders' Equity
                       For the Years Ended December 31, 1996, 1995 and 1994

                                                                           Net Unrealized
                                                                            Gain (Loss)
                                                  Additional                on Securities
                                        Common      Paid-in    Retained   Available for Sale,   Unearned   Treasury
                                        Stock       Capital    Earnings       Net of Tax       ESOP Shares    Stock       Total
                                        ------      --------   --------       ----------       -----------    ------      ------
Balance, December 31, 1993, as
   previously reported               $ 1,081,500   1,269,608  12,372,757           -           (520,904)   (17,940)    14,185,021

Adjustment in connection with
   pooling of interest (note 2)         188,703    2,986,767 (1,234,540)           -               -           -        1,940,930
                                      ---------    --------- ----------      ------------     ----------  ---------   -----------
Balance, December 31, 1993, as
   restated                           1,270,203    4,256,375 11,138,217            -           (520,904)   (17,940)    16,125,951


Cumulative effect of accounting
  change for investment securities
  net of tax                               -            -         -             35,209              -           -          35,209

Issuance of common stock                  1,333       12,164      -                -                -           -          13,497
Release of unearned ESOP shares            -            -         -                -            220,005         -         220,005
Cash dividends paid                        -            -     (107,324)            -                -           -        (107,324)
Purchase of treasury stock                 -            -         -                -                -      (93,600)       (93,600)
Net earnings                               -            -    2,309,280             -                -           -       2,309,280
Change in unrealized loss on
  securities available for sale,
  net of tax                               -            -         -           (273,478)             -           -        (273,478)
Minority interest in unrealized
  loss on available for sale
  securities at AmeriCorp                  -            -         -             17,223              -           -          17,223
                                      ---------    --------- ----------      ------------     ----------  ---------   -----------

Balance, December 31, 1994            1,271,536   4,268,539 13,340,173        (221,046)        (300,899)  (111,540)    18,246,763
Stock split effected in the
  form of a 75% stock dividend          812,013         -    (812,013)            -                 -           -             -
Issuance of common stock
    (note 2)                            45,225      239,250      -                -                 -           -         284,475
Release of unearned ESOP shares           -             -        -                -              30,090         -          30,090
Cash dividends paid                       -             -    (191,161)            -                 -           -        (191,161)
Net earnings                              -             -   2,863,658             -                 -           -       2,863,658
Change in unrealized gain (loss)
  on securities available for sale,
  net of tax                              -             -        -           1,126,180              -           -       1,126,180
Minority interest in unrealized
 gain on available for sale
 securities at AmeriCorp                  -             -        -            (125,713)             -           -        (125,713)
                                      ---------    --------- ----------      ----------       ----------  ---------   -----------

Balance, December 31, 1995            2,128,774   4,507,789  15,200,657        779,421         (270,809)  (111,540)    22,234,292
Issuance of common stock                  6,875      26,323      -                -                 -           -          33,198
Release of unearned ESOP shares           -            -         -                -              74,313         -          74,313
Cash dividends paid                       -            -       (226,458)          -                 -           -        (226,458)
Net earnings                              -            -      3,312,690           -                 -           -       3,312,690
Issuance of common stock in
  conjunction with the
  acquisition of AmeriCorp., Inc.       149,215   1,636,045      -                -                 -           -       1,785,260
Change in unrealized gain on
  securities available for
  sale, net of tax                        -            -         -             (490,732)            -           -        (490,732)
                                      ---------    --------- ----------      ----------       ----------  ---------   -----------
Balance, December 31, 1996           $2,284,864    6,170,157 18,286,889         288,689        (196,496)   (111,540)   26,722,563
                                      =========    ========= ==========      ==========       =========   =========   ===========

See accompanying notes to consolidated financial statements.

                   BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 1996, 1995 and 1994

                                                                                                       1995         1994
                                                                                                     (Restated      (Restated
                                                                                         1996          Note 2)       Note 2)
                                                                                         ----        ---------       -------
 Cash flows from operating activities (net of effects of bank sales and acquisitions):
      Net earnings                                                              $      3,312,690     2,863,658    2,309,280
      Adjustments to reconcile net earnings to net cash provided by operating activities:
             Depreciation                                                                708,943       689,894      612,299
             Amortization and accretion, net                                             (99,149)     (485,050)      97,139
             Minority interest in earnings of subsidiary                                  46,913       381,460      651,569
             Provision for loan losses                                                   409,000       465,005      447,003
             Provision for losses on other real estate owned                              13,344        82,214       60,782
             Provision for deferred taxes                                                104,810       (36,895)    (967,788)
             Loss (gain) on sale of securities, net                                        1,497        10,767      315,576
             Loss (gain) on sale of other real estate, net                                (5,631)     (104,282)      (4,643)
             Gains on sales of banking units                                                -             -        (814,035)
             Loss (gain) on sale of premises and equipment                                  -          (79,781)       4,099
            Change in assets and liabilities:
                 Interest receivable and other assets                                 (1,897,744)     (636,917)     (971,780)
                 Interest payable                                                       (169,828)      341,357       461,411
                 Accrued expenses and other liabilities                                  634,479       (15,374)       82,740
                                                                                      ----------     ----------    ---------
                 Net cash provided by operating activities                             3,059,324      3,476,056    2,283,652
                                                                                      ----------     ----------    ---------

 Cash flows from investing activities (net of effects of bank sales sales):
    and acquisitions):

      Proceeds from sales of investment securities available for sale                  9,526,180     2,419,286    19,163,119
      Proceeds from calls and maturities of investment securities                         51,500       774,000       393,229
      Proceeds from calls and maturities of investment securities
        available for sale                                                             7,194,080    20,938,152    25,624,058
      Purchase of investment securities available for sale                           (21,021,208)  (19,976,840)  (52,166,887)
      Proceeds from sale of other real estate owned                                      265,196       379,339       454,998
      Improvements to other real estate owned                                               -          (61,945)      (28,187)
      Purchase of premises and equipment                                              (2,034,627)   (1,118,436)   (1,708,982)
      Cash received in acquisition of banking units                                   12,687,620          -            -
      Cash paid upon the sales of banking units                                             -             -      (12,517,604)
      Net increase in loans                                                           (5,952,803)  (21,355,439)  (13,817,922)
                                                                                      ----------     ----------    ---------
                 Net cash provided (used) by investing activities                        715,938   (18,001,383)  (34,604,178)
                                                                                      ----------     ----------    ---------

 Cash flows from financing activities (net of effects of
    bank sales and acquisitions):
      Net increase in deposits                                                        17,783,870    12,531,499    37,809,430
      Repayment of notes payable                                                      (1,000,000)       -           (500,000)
      Repayment of ESOP debt                                                            (196,496)       -                -
      Proceeds from FHLB advances                                                           -        6,100,000           -
      Repayments of FHLB advances                                                     (6,100,000)   (5,000,000)          -
      Dividends paid                                                                    (226,458)     (191,161)     (107,324)
      Distributions to dissenting shareholders                                          (120,784)       -                -
      Proceeds from issuance of common stock                                              33,198       284,475        13,497
      Purchase of treasury stock                                                            -           -            (96,300)
                                                                                      ----------    ----------    ----------
                 Net cash provided by financing activities                            10,173,330    13,724,813    37,122,003
                                                                                      ----------    ----------    ----------
 Net increase (decrease) in cash and cash equivalents                                 13,948,592      (801,014)     4,801,477

 Cash and cash equivalents at beginning of year                                       25,289,382    26,090,396      21,288,919
                                                                                      ----------    ----------      ----------

 Cash and cash equivalents at end of year                                          $  39,237,974    25,289,382      26,090,396
                                                                                      ==========    ==========      ==========

                               -39-
                                 BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

                              Consolidated Statements of Cash Flows, continued

                           For the Years Ended December 31, 1996, 1995 and 1994



                                                                                                     1995      1994
                                                                                                (Restated    (Restated
                                                                                     1996        Note 2)       Note 2)
  Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                                $   9,867,345      8,994,413   6,785,474
      Income taxes                                                            $   1,279,700      1,149,000     990,000

 Supplemental schedule of noncash investing
    and financing activities:
      Change in unrealized gain (loss) on investment securities available for sale, net of tax, including

         $108,489 in 1996 previously attributed to the minority interest      $    (599,221)     1,000,467     (221,046)

      Transfers of loans to other real estate owned                           $     132,000        411,247      637,612

      Transfer of premises and equipment
          to other real estate owned                                          $    187,294            -            -

      Financed sales of other real estate owned                               $      4,472         436,493      635,609

      Increase (decrease) in unearned ESOP Shares                             $    (74,313)        (30,090)    (220,005)

      Deposit liabilities disposed in sale of banking units                   $       -               -      21,909,276

      Assets disposed in sale of banking units, other than cash               $       -               -       8,577,637

      Assets acquired in bank acquisitions, net of cash received              $  (4,325,812)          -             -

      Liabilities assumed in bank acquisitions                                $  17,013,432           -             -

      Issuance of common stock in conjunction with the
             purchase of the remaining minority interest of
         AmeriCorp, Inc., resulting in goodwill of $504,325                   $   1,785,260           -             -

See accompanying notes to consolidated financial statements.



                                -40-
                      BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   The accounting and reporting policies of the Company and its subsidiaries, and the methods of applying these principles, conform with generally accepted accounting principles and with general practice within the banking industry. The more significant accounting policies are described in this summary.

   In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the year. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in an operating cycle of one year include, but are not limited to, the determination of the allowance for loan losses, the valuation of any real estate acquired in connection with foreclosures or in satisfaction of loans, and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

   CONSOLIDATION
   The consolidated financial statements include the accounts of Bank Corporation of Georgia (the "Company") and its wholly-owned bank subsidiaries, First South Bank, N.A. ("FSB"), First South Bank of Coweta County, N.A. ("Coweta"), First South Bank of Middle Georgia, N.A. ("Middle Georgia") and First South Bank of Ben Hill County, N.A. ("Ben Hill"). During 1996, Coweta and Middle Georgia were merged with FSB. During 1994, the Company sold Ben Hill and the Ashburn, Georgia branch of FSB.

   The financial statements also include the accounts of AmeriCorp, Inc. ("AmeriCorp") and its wholly-owned bank subsidiary AmeriBank, N.A. ("AmeriBank"). During 1996, AmeriCorp was dissolved upon the Company's purchase of the remaining minority interest, and AmeriBank became a wholly-owned subsidiary of the Company.

   In consolidation, all significant intercompany accounts and transactions have been eliminated.

   CASH AND CASH EQUIVALENTS
   Cash equivalents include amounts due from banks, interest-bearing deposits with other banks due within three months, federal funds sold and overnight investments with the Federal Home Loan Bank.

   Included in cash and due from banks are interest bearing deposits with the Federal Home Loan Bank amounting to $18,642,250 and $44,751 at December 31, 1996 and 1995, respectively.

   INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities ("Investment Securities") are those securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale ("Securities AFS").

   Securities AFS are recorded at fair value. Investment securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Unrealized holding gains and losses, net of the related tax effect, on Securities AFS are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers from Investment Securities to Securities AFS are recorded as a separate component of shareholders' equity. The unrealized holding gains or losses included in the separate component of shareholders' equity for securities transferred from Securities AFS to Investment Securities are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.



                               -41-
               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

          Notes to Consolidated Financial Statements, continued


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE,
    CONTINUED
    A decline in the market value of any Investment Securities or Securities AFS below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

    Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as Securities AFS and Investment Securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

    LOANS
    Loans are stated at the principal amount outstanding, net of unearned interest and the allowance for loan losses. Interest income on loans is recognized on the effective yield method. Nonrefundable loan fees and certain direct loan origination costs are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." SFAS No. 91 requires recognition of loan origination fees, net of direct costs, over the life of the related loan as an adjustment to yield.

    Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" in regards to accounting for impaired loans. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. The adoption of these standards had no material effect on earnings.

    The Banks are parties to agreements with the Federal Home Loan Bank of Atlanta, ("FHLB"). The agreements allow for advances by the FHLB at varying rates, secured by the Bank's stock in the FHLB, and certain 1-4 family, first mortgage loans, up to 75% of the outstanding balances of these residential loans. No advances were outstanding at December 31, 1996. At December 31, 1995, the Banks had total advances of $6,100,000.

    UNEARNED DISCOUNT
    The unearned discount on loans purchased is recognized over the remaining lives of the loans using the effective yield method.

    ALLOWANCE FOR LOAN LOSSES
    The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgement, will be adequate to absorb losses on existing loans that may become uncollectible. Management's judgement in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans.

    Management's judgement in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans.

    Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgements different than those of management.




                                -42-
               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

          Notes to Consolidated Financial Statements, continued


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    PREMISES AND EQUIPMENT
    Premises and equipment are stated at cost, less accumulated depreciation. Major additions and improvements are charged to the property accounts while replacements, maintenance and repairs, which do not improve or extend the life of respective assets, are expensed currently. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized. Depreciation expense is computed principally on the straight-line method over the following estimated useful lives:

      Buildings and improvements             15 - 40 years
      Furniture, fixtures and equipment       5 - 10 years
      Computer equipment                      3 -  5 years

   INTANGIBLE ASSETS
   The unamortized cost in excess of fair value of net assets acquired in bank acquisitions ("goodwill") amounted to approximately
   $1,323,000 and $394,000 at December 31, 1996 and 1995, respectively.
   Goodwill is being amortized on a straight-line basis with periods ranging from 15 to 25 years.

   401(K) PLAN
   The Company has a retirement plan qualified pursuant to Internal Revenue Code Section 401(k) ("401(k) Plan"). The 401(k) Plan covers substantially all employees subject to certain minimum age and service requirements. Contributions to the plan by employees is voluntary; however, the Company will match a minimum of 25% of the employee's contributions. Contributions to the plan charged to expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $81,000, $153,000 and $151,000, respectively.

   EMPLOYEE STOCK OWNERSHIP PLAN
   The Company sponsors a leveraged employee stock ownership plan ("ESOP") that covers substantially all employees subject to certain minimum age and service requirements. The Company makes contributions to the ESOP which the plan trustee is required to use to make loan principal and interest payments. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6 (SOP 93-
   6). Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. All shares held by the Company's ESOP plan are considered "old ESOP" shares as defined by SOP 93-6; therefore, as shares are released from collateral, the Company reports compensation expense equal to the cost of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $74,300, $69,800 and $64,600 for years ended December 31, 1996, 1995 and 1994, respectively. The ESOP shares as of December 31 were as follows:

                                                       1996      1995
                                                       ----      ----
     Allocated shares                                207,607    196,376
     Unreleased shares                                38,828     50,059
                                                     -------    -------
     Total ESOP shares                               246,435    246,435
                                                     =======    =======

     Fair value of unreleased shares                $651,000    726,000
                                                     =======    =======



                               -43
               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

          Notes to Consolidated Financial Statements, continued


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

   INCOME TAXES
   The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the method requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

   In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

   INTEREST RATE RISK MANAGEMENT
   As part of the Company's overall interest rate risk management, the Company uses interest rate swaps and interest rate floors. These contracts are designated by the Company as hedges of interest rate exposures, and interest income or expense derived from these contracts is recorded over the life of the contract as an adjustment to interest income or expense.

   NET EARNINGS PER SHARE
   Net earnings per share are based on the weighted average number of shares outstanding during each year including consideration of stock options, which represent common stock equivalents. It is assumed that all dilutive stock options are exercised at the beginning of the year and that the proceeds are used to purchase shares of the Company's common stock. The average market price during each year is used to compute equivalent shares assumed to be acquired for primary earnings per share, whereas year-end prices are used for fully diluted per-share amounts. Unearned ESOP shares are not considered outstanding for purposes of earnings per share.

(2) ACQUISITIONS AND SALES
   In November 1990, the Company acquired a 25% interest in the common stock of AmeriCorp through the purchase of newly issued shares of AmeriCorp. During 1992, the Company increased its ownership interest to 34% and in December 1993 further increased its ownership to 67%. These investments in AmeriCorp comprised both cash invested by the Company and stock issued by AmeriCorp for management fees and accrued interest payable to the Company. In March 1996, the Company issued 149,215 of its $1 par value common stock in exchange for all of the remaining outstanding shares of AmeriCorp and additionally paid certain acquisition costs. Dissenting and fractional AmeriCorp shareholders were paid $67,432. The Company accounted for this transaction, as well the incremental stock purchases, using the purchase method. The reported purchase price for AmeriCorp was based on the fair market value of the assets acquired and liabilities assumed as of the closing dates, and the results of all operations have been included in the consolidated financial statements since the initial 1990 acquisition, net of respective minority interests for each year.

   The Company had also made investments in AmeriCorp through the purchase of preferred stock. The preferred stock, which was not convertible into common stock, required the payment of dividends in cash or additional preferred stock at a fixed rate of 8%. It was redeemable at the option of AmeriCorp and contained liquidation preferences at par value.

   At the time that the remaining AmeriCorp common stock was acquired in 1996, the Company liquidated AmeriCorp through the payment of dividends-in-kind of the remaining net assets of AmeriCorp including its investment in its wholly-owned subsidiary, AmeriBank, and cancelled AmeriCorp's common and preferred stock.



                               -4-
                      BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements, continued


(2) ACQUISITIONS AND SALES, CONTINUED
    In February 1996, AmeriBank acquired certain assets and assumed certain liabilities of the Victory Drive branch in Savannah, Georgia of Bank South, N.A. As the result of the assumption of certain deposit and other liabilities and the purchase of certain loans and other assets, AmeriBank received $12,687,620 at closing. The excess purchase price over fair value of the net liabilities assumed (goodwill) was approximately $355,000 and is being amortized over 15 years using the straight line method.

    In June 1996, the Company acquired all of the outstanding common stock of Effingham Bank & Trust ("Effingham"), a $25 million commercial bank located in Rincon, Georgia in exchange for 204,928 shares of its $1 par value common stock and approximately $53,352 paid for dissenting and fractional shares. The number of shares exchanged for Effingham stock included 16,225 shares exchanged for Effingham shares under options which were exercised during 1995 prior to the merger. The acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the financial position and results of operations as if the combination had occurred on January 1, 1994.

    The following is a reconciliation of the amounts of net interest income and net earnings previously reported with the restated amounts:

                                                                                1996         1995       1994
                                                                                ----         ----       ----
    Net interest income:

      The Company as previously reported in 1995 and 1994                   $ 13,375,522   12,006,769   9,575,324

      Effingham                                                                1,115,425    1,245,126   1,047,236
                                                                             -----------   ----------  ----------

      As restated                                                           $14,490,947    13,251,895  10,622,560
                                                                             ==========    ==========  ==========
    Net earnings (loss):
      The Company as previously reported in 1995 and 1994                   $ 3,379,969     3,017,831   2,229,400

      Effingham                                                                 (67,279)     (154,173)     79,880
                                                                             ----------     ---------   ---------

      As restated                                                           $ 3,312,690     2,863,658   2,309,280
                                                                             ==========     =========   =========


   In March 1994, FSB sold substantially all the assets and liabilities of its Ashburn banking unit to Ashburn Bank. The sale resulted in a cash payment to Ashburn Bank of approximately $2,404,000 and a transfer of deposit liabilities of $7,369,000 and assets, consisting primarily of loans, of $4,787,000. FSB recognized a gain of approximately $178,000 as a result of this sale.

   In September 1994, the Company sold substantially all the assets and liabilities of Ben Hill to Bankers First. The sale resulted in a cash payment to Bankers First of approximately $10,114,000 and a transfer of deposit liabilities of $14,540,000 and assets, consisting primarily of loans, of $3,791,000. The gain on this sale amounted to $636,000.

               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

(3)INVESTMENT SECURITIES
   Investment Securities and Securities AFS at December 31, 1996 and 1995 are as follows:

                                                                      Gross            Gross      Estimated
                                                                    Amortized        Unrealized   Unrealized      Fair
                                                                       Cost             Gains       Losses        Value
                                                                    ---------        ----------   -----------     -----
       INVESTMENT SECURITIES:
         December 31, 1996:
           U.S. Treasury and
               U.S. Government agencies                        $   1,000,000             -          16,356        983,644
           State, county and municipal                                88,719            2,487          -           91,206
                                                                   ---------          -------       ------      ---------

                                                               $   1,088,719            2,487       16,356      1,074,850
                                                                   =========          =======       ======      =========
         December 31, 1995:
           U.S. Treasury and
              U.S. Government agencies                         $  1,000,000               -         13,485        986,515
           State, county and municipal                              135,448            10,335          -          145,783
                                                                  ---------          --------       ------      ---------

                                                               $  1,135,448            10,335       13,485      1,132,298
                                                                  =========          ========       ======      =========
       Securities AFS:
         December 31, 1996:
           U.S. Treasury and
              U.S. Government agencies                         $ 36,524,815           573,088      133,688     36,964,215
           Mortgage backed securities                             5,891,062            35,910       62,589      5,864,383
                                                                 ----------          --------      -------     ----------
                                                               $ 42,415,877           608,998      196,277     42,828,598
                                                                 ==========          ========      =======     ==========
         December 31, 1995:
           U.S. Treasury and
              U.S. Government agencies                         $ 35,892,851         1,417,154        6,894     37,303,111
           Mortgage backed securities                             2,055,131             -           64,937      1,990,194
                                                                 ----------         ---------      -------    -----------
                                                               $ 37,947,982         1,417,154       71,831     39,293,305
                                                                 ==========         =========      =======    ===========



                                        -46-
                      BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, continued


(3) INVESTMENT SECURITIES, CONTINUED
    The amortized cost and fair value of Investment Securities and Securities AFS at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Investment Securities                 Securities AFS
                                                            December 31, 1996                  December 31, 1996
                                                        -------------------------           ---------------------
                                                                        Estimated                       Estimated
                                                        Amortized          Fair             Amortized      Fair
                                                          Cost             Value              Cost        Value
                                                        ---------       ---------           ---------    ---------
    U.S. Treasury and
       U.S. Government agencies
       Within 1 year                                  $     -                -               6,475,285    6,513,911
          1 to 5 years                                  1,000,000         983,644           30,049,530   30,450,304
                                                        ---------         -------           ----------   ----------

                                                      $ 1,000,000         983,644           36,524,815   36,964,215
                                                        =========         =======           ==========   ==========

    State, county and municipal:
          1 to 5 years                                $    88,719          91,206               -            -
                                                        ---------         -------           ----------   ----------

                                                      $    88,719          91,206               -            -
                                                        =========         =======           ==========   ===========

    Total securities:
          Within 1 year                               $     -                -               6,475,285    6,513,911
          1 to 5 years                                  1,088,719       1,074,850           30,049,530   30,450,304
          Mortgage backed securities                        -                -               5,891,062    5,864,383
                                                        ---------       ---------           ----------   ----------
                                                      $ 1,088,719       1,074,850           42,415,877   42,828,598
                                                        =========       =========           ==========   ==========

    Proceeds from sales of Securities AFS during 1996, 1995 and 1994 were $9,526,180, $2,419,286 and $19,163,119, respectively. Gross gains of
    $26,816, $2,000 and $8,114 and gross losses of  $28,313,  $12,767 and
    $323,690 were realized on those sales in 1996, 1995 and 1994, respectively.

    Securities AFS with a carrying value of approximately $18,433,000 and $14,740,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits or for other purposes.

(4) Loans
    Major classifications of loans at December 31, 1996 and 1995 are summarized as follows:

                                                                                       1996              1995
                                                                                       ----              ----
         Commercial, financial and agricultural                                   $  44,429,766       48,887,045
         Loans secured primarily by real estate                                     110,836,258      100,896,377
         Construction                                                                23,477,730       19,934,134
         Consumer                                                                    11,425,654       11,756,065
                                                                                   ------------      -----------

                                                                                   190,169,408       181,473,621
         Less:  Allowance for loan losses                                            2,849,340         2,652,412
                   Unearned discount                                                   736,360           931,596
                                                                                   -----------       -----------
                                                                                 $ 186,583,708       177,889,613
                                                                                   ===========       ===========

The loan portfolio is comprised of loans originated throughout Georgia and participations purchased.

                               -47-
               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

          Notes to Consolidated Financial Statements, continued


(4) LOANS, CONTINUED
   Changes in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                                                               1996         1995          1994
                                                                               ----         ----          ----
           Balance, beginning of year                                    $  2,652,412     2,316,054     2,254,768
           Provisions charged to operating expense                            409,000       465,005       447,003
           Loan charge-offs                                                  (360,534)     (351,334)     (510,960)
           Recoveries                                                         148,462       222,687       291,243
           Sales of banking units                                                -             -         (166,000)
                                                                            ---------     ---------     ---------
           Balance, end of year                                          $  2,849,340     2,652,412     2,316,054
                                                                            =========     =========     =========

(5)   TIME DEPOSITS
     At December 31, 1996 the scheduled maturities of time deposits are as follows:

      1997                             $  86,690,119
      1998                                26,357,225
      1999                                 9,257,643
      2000                                 2,132,182
      2001                                   728,294
                                           ---------
                                       $ 125,165,463
                                         ===========

     At December 31, 1996 and 1995, the Company had individual time deposits over $100,000 of approximately $29,078,000 and $29,602,000, respectively.

(6)NOTES PAYABLE
   Notes payable at December 31, 1996 and 1995 are summarized as follows:

                                                                                            1996          1995
                                                                                            ----          ----
       Borrowings of the ESOP trust from a bank guaranteed by the
       Company, payable in varying annual installments with
       interest payable quarterly at the prime rate. The
       ESOP may borrow a maximum of $600,000 on this note.                               $    -           270,809

       Note payable to a bank in annual installments of $300,000
       with interest payable quarterly at the prime rate and
       secured by the common stock of all wholly-owned bank
       subsidiaries.                                                                      1,500,000     2,500,000
                                                                                          ---------     ---------
                                                                                        $ 1,500,000     2,770,809
                                                                                          =========     =========

         The note payable to a bank allows for additional borrowings up to $500,000 with the same repayment terms as described above. The loan agreement contains covenants and restrictions pertaining to the maintenance of certain financial ratios, limitations on the incurrence of additional debt, and declaration of dividends or other capital transactions.

                                 -48-
               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

          Notes to Consolidated Financial Statements, continued


(7)  SHAREHOLDERS' EQUITY
   During 1995, the Company's Board of Directors authorized a stock split to be effected in the form of a 75% stock dividend. All references in the financial statements to number of shares, per share amounts, and stock option and ESOP data have been adjusted for the stock split.

   The Company has a Stock Option Plan under which a maximum of 404,766 shares of common stock have been reserved. The Plan also contains certain stock appreciation rights whereby the Company would pay in cash or stock an amount up to 200% of the excess of the fair market value of the Company's stock at the date of exercise over the fair market value at the grant date. Exercise of either the stock options or the stock appreciation rights precludes exercise of the other.

   SFAS No. 123, "Accounting for Stock-Based Compensation," became effective January 1, 1996. This statement encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement. No compensation cost has been recognized for the stock option plan. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates consistent with the methods as provided in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and net earnings per share would have been reduced to the proforma amounts indicated below:

     1996

     Net earnings                         As reported       $  3,312,690
                                          Proforma          $  3,085,693

     Net earnings per share               As reported       $  1.41
                                          Proforma          $  1.32

         The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 1%, volatility of 34%, a risk free interest rate of 6%, and an expected life of 8 years.

   A summary status of the Company's Stock Option Plan as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                        1996                  1995
                                                  -------------------     ------------------
                                                            Wtd. Avg.              Wtd. Avg.
                                                            Exercise               Exercise
                                                  Shares       Price      Shares      Price
                                                  ------    --------      ------     -------
    Outstanding, beginning of year               208,415     $  6.36     243,540     $  5.98
    Options granted during the year               36,625     $ 11.26        -        $    -
    Options exercised during the year             (6,875)    $  4.83     (32,500)    $  4.29
    Options cancelled during the year                -       $    -       (2,625)    $  7.43
                                                 -------     -------    --------     -------

    Outstanding, end of year                     238,165     $  7.16     208,415     $  6.36
                                                 =======      ======     =======      ======
    Options exercisable at year end              205,290     $  6.43     173,415     $  6.14
                                                 =======      ======     =======      ======
    Weighted average fair value of options
    granted during the year                                  $ 10.00                 $    -
                                                              ======                   =====

                                -49-

               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

          Notes to Consolidated Financial Statements, continued


(7) SHAREHOLDERS' EQUITY, CONTINUED
   Options outstanding at December 31, 1996 had exercise prices ranging from $5.57 to $13.00, with a weighted average exercise price of $7.16, and an average remaining life of approximately 5 years.

   Included in salaries and employee benefits expense for 1995 was approximately $20,000 related to the exercise of 3,500 stock appreciation rights by officers of the Company. There were no stock appreciation rights exercised in 1996. Compensation expense is not being recorded on the unexercised stock appreciation rights since, in management's opinion, there is a higher probability that the stock options will be exercised.

   The loan agreement covering the Company's $1,500,000 note payable restricts the payment of dividends by bank subsidiaries to the amount as permitted by the regulators and requires that the subsidiaries remain in compliance with certain capital levels specified in the loan agreement. The loan agreement further restricts the payment of cash dividends by the Company to its stockholders. In any year, the Company may not, without advance approval by the lender, pay dividends which together with the dividends paid in the preceding two years, exceed 25% of consolidated net earnings for the three year period.

(8) INTEREST EXPENSE
   Interest expense for December 31, 1996, 1995 and 1994 is as follows:

                                                              1996                1995             1994
                                                              ----                ----             ----
               NOW and money market deposits              $  2,291,925         1,910,498        1,984,458
               Savings deposits                                244,655           244,335          291,347
               Time deposits                                 6,989,629         6,682,067        4,290,586
                    Notes payable and other                    351,706           498,870          680,494
                                                            ----------         ---------        ---------
                                                          $  9,877,915         9,335,770        7,246,885
                                                             =========         =========        =========

(9)  INCOME TAXES
         The components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                     1996            1995         1994
                                                                     ----            ----         ----
              Current                                          $   1,501,074        967,645      816,467
              Deferred                                              (343,739)       (88,901)     (36,868)
              Utilization of net operating
                    loss carryforwards                               553,230        491,300      266,000
              Change in valuation allowance                         (551,956)      (439,294)  (1,196,920)
                                                                   ---------      ---------   ----------

                                                                $  1,158,609        930,750     (151,321)
                                                                   =========        =======     ========

                                        -50-
                  BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, continued


(9) INCOME TAXES, CONTINUED
   The differences between income tax expense and the "expected" amount computed by applying the statutory Federal income tax rate to earnings before taxes and minority interest in earnings of subsidiary are as follows:

                                                                        1996          1995              1994
                                                                        ----          ----              ----
         Current "expected" tax expense                           $   1,536,000     1,420,000         955,000
         Increase (decrease) resulting from:
              Reduction in deferred tax asset
                 valuation allowance                                   (551,956)    (439,294)      (1,196,920)
              Other                                                     174,565      (49,956)          90,599
                                                                      ---------     --------       ----------

                                                                  $   1,158,609      930,750        (151,321)
                                                                      =========      =======       =========

         The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax assets as of December 31, 1996 and 1995. The net deferred tax assets are included as components of other assets within the consolidated balance sheets.

                                                                        1996             1995
                                                                        ----             ----
              Gross deferred income tax assets:
                 Allowance for loan losses                         $   572,642         426,775
                 Other real estate                                      76,729          65,000
                 State tax credit                                      100,815          41,917
                 Net operating loss                                  1,925,446       2,431,306
                 Other                                                  77,817          97,042
                                                                     ---------       ---------
              Total gross deferred income tax assets                 2,753,449       3,062,040
              Less valuation allowance                                    -           (551,956)
                                                                     ---------       ---------
              Net deferred income tax assets                         2,753,449       2,510,084

              Gross deferred income tax liabilities:
                 Unrealized gains on Securities AFS                   (124,113)       (457,441)
                 Premises and equipment                               (230,864)       (297,811)
                 Other                                                 (50,980)        (83,133)
                                                                     ---------       ---------
              Total gross deferred income tax liabilities             (405,957)       (838,385)
                                                                     ---------       ---------
              Net deferred tax asset                               $ 2,347,492       1,671,699
                                                                     =========       =========

         The deferred tax asset valuation allowance reflects management's estimate of future tax benefits from Federal and State of Georgia net operating loss carryforwards and credits included in the total deferred tax asset, which may not be realized based on the weight of available evidence. During 1994 and 1995, the Company reduced the beginning of the year valuation allowance at AmeriCorp to reflect changes in judgement as to the realizability of the AmeriCorp and AmeriBank net operating losses as they began to generate sufficient and predictable current taxable income during these two years. The Effingham deferred tax asset valuation allowance was reduced effective with its acquisition by the Company.

   Prior to 1996, AmeriCorp and AmeriBank filed separate consolidated and Effingham filed separate Federal and State of Georgia income tax returns. After the 1996 acquisitions, AmeriCorp, AmeriBank and Effingham are included in the consolidated Company Federal and State of Georgia income tax returns. Consolidated Federal and Georgia tax net operating losses, approximating $4,600,000 and $8,955,000 at December 31, 1996, respectively, are available to offset future consolidated taxable income. The use of these carryforwards is limited to future consolidated taxable earnings and to annual limitations imposed by the Internal Revenue Code. The Company may use no more than $1,007,000 annually of its remaining Federal and State of Georgia net operating losses which begin to expire in 2002.



                                        -51-
               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

          Notes to Consolidated Financial Statements, continued


(10) COMMITMENTS AND CONTINGENCIES
   The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

   The Banks' exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

   In most cases, the Banks require collateral or other security to support financial instruments with credit risk.

                                                              Approximate
                                                           Contractual Amount
                                                           ------------------
                                                          1996           1995
                                                          ----           ----
      Financial instruments whose contract
         amounts represent credit risk:
           Commitments to extend credit              $  13,720,000     18,554,000
           Standby letters of credit                 $     905,000        655,000

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

   Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The extent of collateral held for those commitments at December 31, 1996 and 1995 varies.

   The Company has entered into certain agreements for the purpose of managing its exposure to short term interest rate fluctuations. Notional amounts are used to express the volume of these transactions, however, they do not represent cash flows and the amounts subject to credit risk are much smaller.

   The Company entered into several interest rate swap agreements during 1995 and 1996 to manage its exposure to short-term interest rate fluctuations. At December 31, 1996, five agreements were outstanding with aggregate notional amounts of $25,000,000, and maturities ranging from August 1997 through November 1999. Under the terms of the agreements, the Company will receive fixed rates of interest averaging approximately 6.32%, while paying floating rates of interest based on the three month LIBOR. Weighted average rates paid by the Company during 1996 were approximately 5.53%.

   In addition the Company has purchased interest rate floor contracts with aggregate notional amounts of $30,000,000, maturing in March 1997. Under the terms of the agreement, the Company will be reimbursed on a quarterly basis for decreases in the federal funds rate for any period during the agreement in which the federal funds rate falls below 5.5%. At December 31, 1996, the federal funds rate was 5.25%. Amortization of premiums related to the purchase of these contracts amounted to approximately $44,000 for 1996.




                              -52-
               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES
          Notes to Consolidated Financial Statements, continued


(10) COMMITMENTS AND CONTINGENCIES, CONTINUED

   During 1996, in anticipation of the maturity of the interest rate floor contracts in March 1997, the Company entered into forward interest rate floor contracts effective beginning April, 1997 with aggregate notional amounts of $30,000,000 maturing through May, 1999. Under the terms of these agreements, the Company will be reimbursed on a quarterly basis, for decreases in the federal funds rate for any period during the agreement in which the federal funds rate falls below 5.0%. Amortization of premiums related to the purchase of these contracts amounted to approximately $26,000.

   The Company is exposed to credit loss in the event of non-performance by the other party to the interest rate floor and interest rate swap agreements; however, based on management's credit analysis, the Company does not anticipate non-performance by the counterparty.

   During 1996, AmeriBank assumed the lease of a branch facility. The minimum lease payments amount to approximately $17,000 per month and are subject to increases based on the Consumer Price Index and other costs. The lease agreement expires in December 2007.

(11) RELATED PARTY TRANSACTIONS
   In the normal course of business, executive officers and directors of the Company and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the Banks. Transactions with executive officers and directors are made on terms comparable to those available to other Bank customers. The following table summarizes related party loan activity during 1996:

          Beginning balance         $ 2,898,000
          New loans                   5,992,000
          Repayments                 (2,012,000)
                                     ----------
          Ending balance            $ 6,878,000
                                     ==========

   The Company leases its administrative office under an operating lease arrangement with the Chairman of the Board of Directors. The lease term extends through January, 2003 and is renewable for 8 years at that time. Rental expense under this agreement will amount to approximately $84,000 annually.

   Outstanding deposits to related parties amounted to approximately $8,238,000 and $8,156,000 at December 31, 1996 and 1995,
   respectively.

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
   SFAS No. 107, "Disclosures about Fair Value of Financial
   Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below.

      CASH AND CASH EQUIVALENTS
      For cash, due from banks, federal funds sold and interest-bearing deposits with other banks due within three months, the carrying amount is a reasonable estimate of fair value.

      INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE For securities held for investment purposes, fair values are based on quoted market prices.

      LOANS
      The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.



                                   -53-
               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

          Notes to Consolidated Financial Statements, continued


(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

      DEPOSIT LIABILITIES
      The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

      NOTES PAYABLE
      Because the Company's notes payable carry a variable rate, the carrying amount is a reasonable estimate of fair value.

      FHLB Advances
      The fair value of FHLB Advances is estimated by discounting the future cash flows using the current rates at which advances of like maturity would be made.

      COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND
      FINANCIAL GUARANTEES WRITTEN
      Because commitments to extend credit and standby letters of credit are made using variable rates and are for terms less than one year, the contract value is a reasonable estimate of fair value.

      INTEREST RATE SWAPS AND INTEREST RATE FLOORS
      The fair value of interest rate swaps and interest rate floors is obtained from dealer quotes. These values represent the estimated amount the Company would receive to terminate the contracts or agreements, taking into account current interest rates and when appropriate, the current creditworthiness of the counterparties.

      LIMITATIONS
      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgements. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes, premises and equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.





                                  -54-
               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

          Notes to Consolidated Financial Statements, continued


(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

      LIMITATIONS, CONTINUED

      The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                                   1996                            1995
                                                          -----------------------          ----------------------
                                                          Carrying     Estimated           Carrying    Estimated
                                                           Amount      Fair Value            Amount    Fair Value
                                                           ------      ----------          --------    ----------
           Assets:
              Cash and cash equivalents              $    39,237,974    39,237,974        25,289,382    25,289,382
              Investment securities                        1,088,719     1,074,850         1,135,448     1,131,943
              Securities AFS                              42,828,598    42,828,598        39,293,305    39,293,305
              Loans                                      186,583,708   185,720,314       177,889,613   179,112,329
           Liabilities:
              Deposits                                   258,698,432   259,754,641       224,223,006   225,068,763
              Notes payable                                1,500,000     1,500,000         2,770,809     2,770,809
              Federal Home Loan Bank advances                  -            -              6,100,000     6,100,000

           Unrecognized financial instruments:
              Commitments to extend credit                13,720,000    13,720,000        18,554,000    18,554,000
              Standby letters of credit                      905,000       905,000           655,000       655,000
              Interest rate swaps                              -           225,140              -          610,076
              Interest rate floors                           111,000       213,052            47,250       212,454

(13)  REGULATORY MATTERS
     The Banks and the Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1996, the most recent notification from the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                               -55-
               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

          Notes to Consolidated Financial Statements, continued


(13) REGULATORY MATTERS, CONTINUED
    The Banks' and the Company's actual capital amounts (in 000's) and ratios are also presented in the table.

                                                                                                            To Be Well
                                                                                                       Capitalized Under
                                                                                    For Capital          Prompt Corrective
                                                                 Actual          Adequacy Purposes      Action Provisions
                                                           -----------------     -----------------     ---------------------
                                                           Amount     Ratio       Amount     Ratio     Amount          Ratio
                                                           ------     -----       ------     -----     ------          -----
      As of December 31, 1996
       Total Capital (to Risk Weighted Assets):
         Consolidated                                 $     26,021     12.34%    > 16,869      8.00%       N/A           N/A
                                                                                 -
         First South Bank, N.A.                       $     16,438     12.94%    > 10,163      8.00%  > 12,703          >10.00%
                                                                                 -                    -                 -
         Ameribank, N.A.                              $     10,517     12.44%    >  6,763      8.00%  >  8,454          >10.00%
                                                                                 -                    -                 -
       Tier 1 Capital (to Risk Weighted Assets):
         Consolidated                                 $     23,488     11.14%    >  8,434      4.00%       N/A         N/A
                                                                                 -
         First South Bank, N.A.                       $     14,850     11.69%    >  4,989      4.00%  >  7,483         > 6.00%
                                                                                 -                    -                -
         Ameribank, N.A.                              $      9,572     11.78%    >  3,250      4.00%  >  4,875         >6.00%
                                                                                 -                    -                -
       Tier 1 Capital (to Risk Weighted Assets):
         Consolidated                                 $     23,488      9.30%    > 10,102      4.00%       N/A         N/A
                                                                                 -
         First South Bank, N.A.                       $     14,850      8.76%    >  6,658      4.00%  >  8,322         > 5.00%
                                                                                 -                    -                -
         Ameribank, N.A.                              $      9,572     11.54%    >  3,138      4.00%  >  4,147         > 5.00%
                                                                                 -                    -                -
    As of December 31, 1995
     Total Capital (to Risk Weighted Assets):
         Consolidated                                 $     25,768     12.22%    > 16,869      8.00%       N/A         N/A
                                                                                 -
         First South Bank, N.A.                       $     16,053     12.81%    > 10,025      8.00%  > 12,532          > 10.00%
                                                                                 -                    -                 -
         Ameribank, N.A.                              $      9,715     13.15%    >  5,910      8.00%  > 7,388           > 10.00%
                                                                                 -                    -                 -
      Tier 1 Capital (to Risk Weighted Assets):
         Consolidated                                 $     23,235     11.14%   >   8,343      4.00%       N/A         N/A
                                                                                -
         First South Bank, N.A.                       $     15,237     11.67%   >   5,223      4.00%   > 7,834          >  6.00%
                                                                                -                      -                -
         Ameribank, N.A.                              $      8,754     11.90%   >   2,943      4.00%   > 4,414          >  6.00%
                                                                                -                      -                -
      Tier 1 Capital (to Risk Weighted Assets):
         Consolidated                                 $    23,235      8.99%    > 10,338      4.00%       N/A         N/A
                                                                                -
         First South Bank, N.A.                       $    15,237      9.10%    >  6,698      4.00%    > 8,372           >  5.00%
                                                                                -                      -                -
         Ameribank, N.A.                              $     8,754      9.62%    >  3,640      4.00%    > 4,550           >  5.00%
                                                                                                                         -

         At December 31, 1995, the ratios for First South Bank, N.A. include the capital of Coweta and Middle Georgia. These charters were merged with FSB during 1996.

(14) SUBSEQUENT EVENTS
    On March 17, 1997, the Company's Board of Directors signed a statement of intent to merge with Century South Banks, Inc. ("Century"), a ten bank holding company headquartered in Gainesville, Georgia. Under the terms of the statement of intent, shareholders will receive 1.33 shares of Century stock for each share of BCG stock they hold. The Company expects the merger to be consummated by the end of the third quarter 1997.


                               -56-

               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

          Notes to Consolidated Financial Statements, continued


(15)BANK CORPORATION OF GEORGIA (PARENT COMPANY ONLY) FINANCIAL
    INFORMATION

<CAPION>
                                                                 Balance Sheets

                                                           December 31, 1996 and 1995

                                             Assets
                                                                                                     1995
                                                                                                (Restated
                                                                                     1996          Note 2)
                                                                                     -----      ----------
 Cash                                                                    $         91,651             -
 Accrued dividend receivable                                                                      380,647
                                                                                  -
 Investments in common stock of subsidiaries                                   25,874,466      20,124,010
 Investment in preferred stock of subsidiary                                                    3,944,700
                                                                                  -
 Other assets                                                                   2,600,768       1,393,076
                                                                               ----------      ----------
                                                                         $     28,566,885      25,842,433
                                                                               ==========      ==========

                                   Liabilities and Shareholders' Equity

 Accrued expenses and other liabilities                                  $        344,322         837,332
 Notes payable                                                                  1,500,000       2,770,809
                                                                                ---------       ---------

           Total liabilities                                                    1,844,322       3,554,789
 Shareholders' equity                                                          26,722,563      22,234,292
                                                                               ----------      ----------
                                                                         $     28,566,885      25,842,433
                                                                               ==========      ==========

                                -57-

                 BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, continued


(15)  BANK CORPORATION OF GEORGIA (PARENT COMPANY ONLY) FINANCIAL
      INFORMATION, CONTINUED

                                                             Statements of Earnings

                                              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                              1995          1994
                                                                                         (Restated     (Restated
                                                                              1996        Note 2)        Note 2)
                                                                              ----       ---------     ---------
 Income:
    Dividends from subsidiaries                                     $    2,655,405       1,379,181     3,473,425
    Management fees                                                        540,000         540,000       420,000
    Interest                                                                  -               -              843
                                                                         ---------       ---------     ---------
         Total income                                                    3,195,405       1,919,181     3,894,268
                                                                         ---------       ---------     ---------
 Expenses:
    Interest                                                               153,525         218,225       211,187
    Salaries and employee benefits                                         674,022         782,455       575,516
    Other                                                                  711,199         490,213       398,944
                                                                          ---------       ---------     ---------
          Total expenses                                                  1,538,746       1,490,893     1,185,647
                                                                          ---------       ---------     ---------
            Earnings before income tax benefit and equity
               in undistributed earnings of subsidiaries                 1,656,659         428,288     2,708,621

 Income tax benefit                                                        796,791         315,300           300
                                                                          ---------       ---------     ---------
            Earnings before equity in undistributed
               earnings of subsidiaries                                  2,453,450         743,588     2,708,921

            Dividends received in excess
               of earnings of subsidiaries                                    -                -        (399,641)

            Equity in undistributed earnings of subsidiaries               859,240       2,120,070          -
                                                                         ---------       ---------     ---------
 Net earnings                                                       $    3,312,690       2,863,658     2,309,280
                                                                         =========       =========     =========


                                        -58-
                    BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements, continued


(15) BANK CORPORATION OF GEORGIA (PARENT COMPANY ONLY) FINANCIAL INFORMATION, CONTINUED

                                                            Statements of Cash Flows

                                              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                              1995           1994
                                                                                         (Restated      (Restated
                                                                               1996        Note 2)        Note 2)
                                                                               ----      ---------      ---------
 Cash flows from operating activities:
    Net earnings                                                      $   3,312,690      2,863,658      2,309,280
    Adjustments to reconcile net earnings to net
        cash provided (used) by operating activities:
          Equity in undistributed earnings of subsidiaries                (859,240)    (2,120,070)            -
          Dividends received in excess of earnings of
              subsidiaries                                                    -             -             399,641
          Change in accrued dividend receivable                             300,000      (307,810)          2,680
          Preferred stock dividends in kind                                 (52,491)     (302,800)       (285,600)
          Amortization                                                       55,869        23,549         128,387
          Change in other assets                                           (714,979)     (525,618)            -
          Change in accrued expenses and other
            liabilities                                                    (439,658)      283,614         205,574
                                                                         ----------     ---------       ---------
             Net cash provided (used) by
                operating activities                                      1,602,191       (85,477)      2,759,962
                                                                        -----------     ---------       ---------
    Cash flows from investing activities:
      Investment in bank subsidiaries                                         -             -          (2,087,533)
      Other                                                                   -             -            (203,714)
                                                                        -----------     ---------      ----------
             Net cash used by investing activities                            -             -          (2,291,247)
                                                                        -----------     ---------      ----------
 Cash flows from financing activities:
    Proceeds from (repayment of) notes payable                          (1,196,496)         -            (500,000)
    Proceeds from issuance of common stock                                  33,198         90,429          13,497
    Cash paid to dissenting shareholders                                  (120,784)         -                -
    Purchase of treasury stock                                                -             -             (93,600)
    Dividends paid                                                        (226,458)      (191,161)       (107,324)
                                                                        -----------     ---------      ----------
             Net cash used by financing
                 activities                                             (1,510,540)      (100,732)       (687,427)
                                                                        -----------     ---------      ----------
 Net increase (decrease) in cash                                      $     91,651       (186,209)       (218,712)

 Cash at beginning of year                                                   -            186,209         404,921
                                                                        -----------     ---------      ----------
 Cash at end of year                                                  $      91,651           -           186,209
                                                                        ===========     =========      ==========


                              -59-
               BANK CORPORATION OF GEORGIA AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, continued


(15) BANK CORPORATION OF GEORGIA (PARENT COMPANY ONLY) FINANCIAL INFORMATION, CONTINUED

                           Statements of Cash Flows, continued

               For the Years Ended December 31, 1996, 1995 and 1994

                                                                                             1995           1994
                                                                                        (Restated      (Restated
                                                                               1996       Note 2)        Note 2)
                                                                               ----     ---------      ---------
 Supplemental disclosures of cash flow
 information:
      Cash paid during the year for:
         Interest                                                      $    181,403       219,965        153,753
         Income taxes                                                  $  1,279,700     1,149,000        990,000

 Supplemental schedule of noncash investing
    and financing activities:
      Change in unrealized loss
 on investment securities
         available for sale, net of tax, including $108,489 in
         1996 previously attributed to the minority interest           $    599,221     1,000,467       (221,046)

 Increase (decrease) in unearned ESOP Shares                           $    (74,313)      (30,090)      (220,005)

 Change in AmeriCorp deferred tax asset
 valuation allowance applied to reduce goodwill                        $      -             -            763,632

 Redemption of the preferred stock investment in
    AmeriCorp, Inc.                                                    $  4,077,838         -               -

 Receipt of dividend in kind                                           $     44,257         -               -

 Issuance of common stock in conjunction with the purchase
    of the remaining minority interest of AmeriCorp, Inc. resulting   $1,785,260            -               -
    in goodwill of $504,325

                                 -60-

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

          During the Registrant's two most recent fiscal years, the Registrant did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

          The information contained under the heading
"Information About Nominees For Director" in the definitive Proxy
Statement used in connection with the solicitation of proxies for BCG's annual meeting of shareholders to be held on May 28, 1997, to be filed with the Commission, is incorporated herein by reference.

EXECUTIVE OFFICERS

          Executive officers of BCG are elected by the Board of Directors annually at the first meeting of the Board following the annual meeting of BCG shareholders and hold office until such officers' successors are chosen and qualified, unless they sooner resign or are removed from office by the Board of Directors.

          Information is set forth below with respect to the age, positions with BCG and its subsidiaries, and business experience of the executive officers of BCG as of December 31, 1996.

Name (Age)              Principal Position and Business Experience

Joseph W. Evans (47)    Mr. Evans has been President of BCG since
                        1980, and was President of FSB until 1991, when he became Chairman of FSB. He is currently a director of BCG, FSB and Ameribank.

Stephen W. Doughty      Mr. Doughty has been a director of FSB since
(45)                    1985, an executive officer of FSB since
                        1987, and became President of FSB in 1991.
                        Mr. Doughty has been Executive Vice
                        President of BCG since August 29, 1988. He is also a director of Ameribank.

J. Thomas Wiley, Jr.    Mr. Wiley has served as President, CEO and a
(44)                    director of Ameribank since May, 1990. Mr.
                        Wiley is also a director of FSB. Mr. Wiley has served as Executive Vice President for FSB, and a member of its Executive Committee and Board of Directors. He has been an Executive Vice President of BCG since
                        January 1, 1990.


                                 -61-

ITEM 10.  EXECUTIVE COMPENSATION.

          The information contained under the heading "Executive Compensation" in the definitive proxy statement is in connection with the solicitation of proxies for BCG's annual meeting of shareholders to be held on May 28, 1997, to be filed with the Commission, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          The information contained under the heading "Voting Securities and Principal Holders" in the definitive proxy statement used in connection with the solicitation of proxies for BCG's annual meeting of shareholders to be held on May 28, 1997, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of BCG's voting stock held by nonaffiliates, shares held by all directors and executive officers of BCG have been excluded. The exclusion of such shares is not intended to and shall not constitute a determination as to which persons or entities may be "affiliates" of BCG as defined by the Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information contained under the heading "Certain Relationships and Related Transaction" in the definitive Proxy Statement used in connection with the solicitation of proxies for all BCG's annual meeting of shareholders to be held on May 28, 1997, to be filed with the Commission, is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Financial Statements.
               --------------------
          The following financial statements and notes thereto of the Registrant are located in Item 7 of this Report:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets - December 31, 1996 and 1995

          Consolidated Statement of Earnings for the Years Ended
          December 31, 1996 and 1995 and 1994

          Consolidated Statements of Changes in Stockholders'
          Equity for the Years ended December 31, 1996, 1995  and 1994

          Consolidated Statements of Cash Flow for the Years
          Ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

          Exhibits.
          ----------
          The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

                               -62-
          Exhibits                      Description of Exhibit

          2.1  --           Agreement and Plan of Reorganization
                            by and between BCG and Effingham,
                            dated July 13, 1995, filed as
                            Exhibit 2.1 to the Registrant's
                            Registration Statement on Form S-4,
                            Commission File No. 33-98300, filed
                            with the Commission on October 16,
                            1995, which Exhibit is by this
                            reference herein incorporated.


          2.2  --           Amendment Number One to Agreement
                            and Plan of Reorganization by and
                            between BCG and Effingham, dated
                            September 8, 1995, filed as Exhibit
                            2.2 to the Registrant's Registration
                            Statement on Form S-4, Commission
                            File No. 33-98300, filed with the
                            Commission on October 16, 1995,
                            which Exhibit is by this reference
                            herein incorporated.

          2.3  --           Amendment Number Two to Agreement
                            and Plan of Reorganization by and
                            between BCG and Effingham, dated
                            October 2, 1995, filed as Exhibit
                            2.3 to the Registrant's Registration
                            Statement on Form S-4, Commission
                            File No. 33-98300, filed with the
                            Commission on October 16, 1995,
                            which Exhibit is by this reference
                            herein incorporated.

          2.4  --           Amendment Number Three to Agreement
                            and Plan of Reorganization by and
                            between BCG and Effingham, dated
                            February 26, 1996, filed as Exhibit
                            2.8 to the Registrant's Registration
                            Statement on Form S-4, Commission
                            File No. 33-98300, filed with the
                            Commission on February 26, 1996,
                            which Exhibit is by this reference
                            herein incorporated.

          2.5  --           Agreement and Plan of Merger by and
                            between BCG and Americorp dated
                            November 15, 1995, filed as Exhibit
                            2.1 to the Registrant's Registration
                            Statement on Form S-4, Commission
                            File Number 33-65071, filed with the
                            Commission on December 15, 1995,
                            which Exhibit is by this reference
                            herein incorporated.






                               -63-

           2.6  --           Agreement and Plan of Merger by and
                             between Effingham and Interim, dated
                             February 26, 1996, filed as Exhibit
                             2.9 to the Registrant's Registration
                             Statement on Form S-4, Commission
                             File No. 33-98300, filed with the
                             Commission on February 26, 1996,
                             which Exhibit is by this reference
                             herein incorporated.

           3.1  --           Articles of Incorporation of BCG, as
                             amended, filed as Exhibit 3.1 to the
                             Registrant's Registration Statement
                             on Form S-4, Commission File No. 33-
                             98300, filed with the Commission on
                             October 16, 1995, which Exhibit is
                             by this reference herein
                             incorporated.

           3.2  --           By-laws of BCG, incorporated by
                             reference from Exhibit 3.2 to the 10KSB for the year ended December 31, 1995 previously filed with the Commission which Exhibit is by this reference herein incorporated.

           4.1  --           See exhibits 3.1 and 3.2 for
                             provisions of the Articles of
                             Incorporation and By-laws, as
                             amended, which define the rights of
                             the holders of Common Stock of BCG.

           10.1 -- Agreement dated December 10, 1993, by and between Americorp and BCG, filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-4, Commission File No. 33-98300, filed with the Commission on October 16, 1995, which Exhibit is by this reference herein incorporated.

           10.2 -- Lease Agreement dated November 16, 1988 by and among Michael A. Angle and W. H. Anderson, II as Lessors and FSB as Lessee, filed as Exhibit
                             10.5 to the Registrant's
                             Registration Statement on Form S-4,
                             Commission File No. 33-98300, filed
                             with the Commission on October 16,
                             1995, which Exhibit is by this
                             reference herein incorporated.

           10.3 -- Lease Addendum dated March 12, 1992 by and among Michael A. Angle and W.
                             H. Anderson, II as Lessors and FSB
                             as Lessee, filed as Exhibit 10.6 to
                             the Registrant's Registration
                             Statement on Form S-4, Commission
                             File No. 33-98300, filed with the
                             Commission on October 16, 1995,

                               -64-
                             which Exhibit is by this reference
                             herein incorporated.

           10.4 -- Sublease dated April 1, 1993 by and among Michael A. Angle and W. H Anderson, II as Lessors and FSB as Lessee, filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-4, Commission File No. 33-98300, filed with the Commission on October 16, 1995, which Exhibit is by this reference herein incorporated.

           10.5 -- Agreement dated May 1, 1993 by and between BCG and Stephen W. Doughty, filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-4, Commission File No. 33-98300, filed with the Commission on October 16, 1995, which Exhibit is by this reference herein incorporated.(1)

           10.6 -- Agreement dated May 1, 1993 by and between BCG and J. Thomas Wiley filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-4, Commission File No. 33-98300, filed with the Commission on October 16, 1995, which Exhibit is by this reference herein incorporated.(1)

           10.7 -- Incentive Compensation Agreement dated January 1, 1993 by and between BCG and Stephen W. Doughty, filed as
                             Exhibit 10.10 to the Registrant's
                             Registration Statement on Form S-4,
                             Commission File No. 33-98300, filed
                             with the Commission on October 16,
                             1995, which Exhibit is by this
                             reference herein incorporated.(1)

           10.8 -- Incentive Compensation Agreement dated January 1, 1993 by and between BCG and J. Thomas Wiley, filed as
                             Exhibit 10.11 to the Registrant's
                             Registration Statement on Form S-4,
                             Commission File No. 33-98300, filed
                             with the Commission on October 16,
                             1995, which Exhibit is by this
                             reference herein incorporated.(1)

           10.9 -- BCG Key Employee Stock Option Plan, filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-4, Commission File No. 33-98300, filed with the Commission on October 16, 1995, which Exhibit is by this reference herein incorporated.


                              -65-
           10.10     --      Revolving Credit and Term Loan
                             Agreement by and between BCG and
                             Liberty Savings Bank, FSB, dated
                             December 18, 1992, filed as Exhibit
                             10.13 to the Registrant's
                             Registration Statement on Form S-4,
                             Commission File No. 33-98300, filed
                             with the Commission on October 16,
                             1995, which Exhibit is by this
                             reference herein incorporated.

           10.11     --      Loan Commitment Letter from First
                             Liberty Bank to BCG dated October 5,
                             1995, filed as Exhibit 10.14 to the
                             Registrant's Registration Statement
                             on Form S-4, Commission File No. 33-
                             98300, filed with the Commission on
                             October 16, 1995, which Exhibit is
                             by this reference herein
                             incorporated.

           10.12     --      Stock Redemption Agreement by and
                             between BCG and Joseph W. Evans,
                             dated April 26, 1995, filed as
                             Exhibit 10.15 to the Registrant's
                             Registration Statement on Form S-4,
                             Commission File No. 33-98300, filed
                             with the Commission on October 16,
                             1995, which Exhibit is by this
                             reference herein incorporated.

           10.13     --      Branch Purchase and Assumption
                             Agreement dated October 18, 1995 by
                             and between Bank South and
                             Ameribank, N.A., filed as Exhibit
                             10.16 to the Registrant's
                             Registration Statement on Form S-4,
                             Commission File No. 33-65071, filed
                             with the Commission on December 15,
                             1995, which Exhibit is by this
                             reference herein incorporated.

           21        --      Subsidiaries of the Registrant
           24        --      Power of Attorney (included on the
                             signature page to the Registration
                             Statement).
          27        --       Financial Data Schedule (For SEC use only)

_______________________
(1)   Compensatory Plan or Arrangement.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 1996.



                                -66-
                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Macon, State of Georgia, on the 28th of March, 1997.

                                   BANK CORPORATION OF GEORGIA



                                   By:  /s/ Joseph W. Evans
                                        Joseph W. Evans
                                        President and Chief Executive Officer


                        POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Joseph W. Evans or William H. Anderson, II and either of them (with full power in each to act alone), as true and lawful attorneys-in-fact, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

          Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 28th day of March, 1997.

                Signature                            Title

/s/  Joseph W. Evans               President and Chief Executive
     Joseph W. Evans               Officer (Principal Executive
                                   Officer) and Director

/s/  William H. Anderson, II       Director
     William H. Anderson, II

/s/  Halstead T. Anderson, II      Director
     Halstead T. Anderson, II

/s/  Oliver C. Bateman             Director
     Oliver C. Bateman

/s/  Malcolm L. Butler             Director
     Malcolm L. Butler

__________________________         Director
     Charles B. Evans, Jr.

/s/   W. Carl Joiner, Jr.          Director
      W. Carl Joiner, Jr.

__________________________         Director
     Kenneth D. Sams

                          EXHIBIT INDEX


       Exhibit No.       Description
       ------------      -----------

           21            Subsidiaries of BCG

           27            Financial Data Schedule (For SEC use only)