Form 10KSB/A
period 1996-12-31
BANK CORP OF GEORGIA
filed 1997-04-29
CIK 315708

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-KSB\A

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Financial Statements.
               --------------------
          The following financial statements and notes thereto of the Registrant were filed in the Registrant's Form 10-KSB previously filed with the Commission.

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

           10.10     --      Revolving Credit and Term Loan
                             Agreement by and between BCG and
                             Liberty Savings Bank, FSB, dated
                             December 18, 1992, filed as Exhibit
                             10.13 to the Registrant's
                             Registration Statement on Form S-4,
                             Commission File No. 33-98300, filed
                             with the Commission on October 16,
                             1995, which Exhibit is by this
                             reference herein incorporated.

           10.11     --      Loan Commitment Letter from First
                             Liberty Bank to BCG dated October 5,
                             1995, filed as Exhibit 10.14 to the
                             Registrant's Registration Statement
                             on Form S-4, Commission File No. 33-
                             98300, filed with the Commission on
                             October 16, 1995, which Exhibit is
                             by this reference herein
                             incorporated.

           10.12     --      Stock Redemption Agreement by and
                             between BCG and Joseph W. Evans,
                             dated April 26, 1995, filed as
                             Exhibit 10.15 to the Registrant's
                             Registration Statement on Form S-4,
                             Commission File No. 33-98300, filed
                             with the Commission on October 16,
                             1995, which Exhibit is by this
                             reference herein incorporated.

           10.13     --      Branch Purchase and Assumption
                             Agreement dated October 18, 1995 by
                             and between Bank South and
                             Ameribank, N.A., filed as Exhibit
                             10.16 to the Registrant's
                             Registration Statement on Form S-4,
                             Commission File No. 33-65071, filed
                             with the Commission on December 15,
                             1995, which Exhibit is by this
                             reference herein incorporated.

           21        --      Subsidiaries of the Registrant incorporated
                             by reference from Exhibit 21 to the 10KSB for the year ended December 31, 1996 previously filed with the Commission which Exhibit is by this reference herein incorporated.

           24        --      Power of Attorney (included on the
                             signature page to the Registration
                             Statement) incorporated by reference
                             from Exhibit 24 to the 10KSB for
                             the year ended December 31, 1996 previously filed with the Commission which Exhibit is by this reference herein incorporated.

          27        --       Financial Data Schedule (For SEC use only)
                             incorporated by reference from Exhibit 27 to the 10KSB for the year ended December 31, 1996 previously filed with the Commission which
                             Exhibit is by this reference herein incorporated.

          99        --       Definitive Proxy Statement for the Annual Meeting
                             of Shareholders to be held on May 28, 1997.
_______________________
(1)   Compensatory Plan or Arrangement.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 1996.

                            SIGNATURES

          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1996 Annual Report on Form 10-KSB by adding Exhibit 99 - Proxy Statement.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Macon, State of Georgia, on the 29th of April, 1997.

                                   BANK CORPORATION OF GEORGIA



                                   By:  /s/ Joseph W. Evans
                                        Joseph W. Evans
                                        President and Chief Executive Officer

                          EXHIBIT INDEX


       Exhibit No.       Description
       ------------      -----------

           99 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1997.