Form 10QSB
period 1997-03-31
BANK CORP OF GEORGIA
filed 1997-05-15
CIK 315708

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 1997

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXHANGE ACT OF 1934

         For the Transition Period from __________ to ___________

                      Commission file number 071851

                       Bank Corporation of Georgia
                       ---------------------------
          (Exact name of registrant as specified in its charter)


         Georgia                               58-1406233
         -------                               ----------
(State of Incorporation)           (I.R.S. Employer Identification No.)

                 4951 Forsyth Road, Macon, Georgia  31210
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

                        YES _____  No ____

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES XX  No ___

     State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 1997:
2,284,864 shares of Common stock, $1.00 par value per share.
                   BANK CORPORATION OF GEORGIA
                   CONSOLIDATED BALANCE SHEETS
               MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                         March 31, 1997      December 31, 1996
                                                                         --------------      -----------------
                                         Assets
                                         ------
Cash and due from banks                                                  $   32,284,816          34,027,974
Federal Funds sold                                                           17,319,695           5,210,000

Investment securities:
  Held to maturity                                                            1,089,162           1,088,719
  Available for sale                                                         47,880,577          42,828,598
                                                                            -----------         -----------

  Total investment securities                                                48,969,739          43,917,317
                                                                            -----------         -----------

Loans                                                                       189,321,816         190,169,408
  Less:  Unearned discount                                                    (587,500)           (736,360)
  Less:  Allowance for loan losses                                          (2,865,000)         (2,849,340)
                                                                            -----------         -----------

Loans, net                                                                  185,869,316         186,583,708
                                                                            -----------         -----------

Bank premises and equipment                                                   8,858,478           9,801,980
Accrued interest receivable                                                   1,952,648           2,333,047
Goodwill                                                                      1,301,759           1,323,231
Other assets                                                                  5,949,087           7,057,065
                                                                            -----------         -----------

                                                                         $  302,505,538         290,254,322
                                                                            ===========         ===========

                                   Liabilities and Stockholders' Equity
                                   ------------------------------------
Deposits:
  Demand                                                                 $   46,114,503          44,709,405
  Interest bearing deposits                                                  92,968,488          79,417,686
  Savings                                                                     9,044,431           9,405,878
  Time                                                                      123,125,199         125,165,463
                                                                            -----------         -----------

         Total deposits                                                     271,252,621         258,698,432
                                                                            -----------         -----------

  Accrued interest payable and other liabilities                              2,313,338           3,333,327
  Long-term debt                                                              1,500,000           1,500,000
                                                                            -----------         -----------

         Total liabilities                                                  275,065,959         263,531,759
                                                                            -----------         -----------

Stockholders' equity:
  Common stock                                                                2,284,864           2,284,864
  Capital surplus                                                             6,170,157           6,170,157
  Retained earnings                                                          19,230,919          18,286,889
  Treasury stock                                                               (111,540)           (111,540)
  Unearned ESOP shares                                                         (196,496)           (196,496)
  Unrealized gain on securities available for sale, net of tax                   61,675             288,689

                                                                            -----------         -----------

         Total Stockholders' equity                                          27,439,579          26,722,563
                                                                            -----------         -----------

                                                                         $  302,505,538         290,254,322
                                                                            ===========         ===========

                       BANK CORPORATION OF GEORGIA
                       CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1997 AND MARCH 31, 1996

                                                                         March 31, 1997       March 31, 1996
                                                                         --------------       --------------
Cash and due from banks                                                  $   32,284,816           7,626,954
Federal Funds sold                                                           17,319,695          12,179,214

Investment securities:
  Held to maturity                                                            1,089,162           1,136,191
  Available for sale                                                         47,880,577          48,555,044
                                                                            -----------         -----------

         Total investment securities                                         48,969,739          49,691,235
                                                                            -----------         -----------

Loans                                                                       189,321,816         188,308,301
  Less:  Unearned discount                                                     (587,500)           (820,896)
  Less:  Allowance for loan losses                                           (2,865,000)         (2,679,468)

         Loans, net                                                         185,869,316         184,807,937
                                                                            -----------         -----------

Bank premises and equipment                                                   8,858,478           8,729,223
Accrued interest receivable                                                   1,952,648           2,094,097
Goodwill                                                                      1,301,759             892,878
Other Assets                                                                  5,949,087           5,321,262
                                                                            -----------         -----------

                                                                         $  302,505,538         271,342,800
                                                                            ===========         ===========

                                            Liabilities and Stockholders' Equity
                                            ------------------------------------

Deposits:
  Demand                                                                 $   46,114,503          36,048,440
  Interest bearing deposits                                                  92,968,488          64,197,441
  Savings                                                                     9,044,431          10,158,246
  Time                                                                      123,125,199         125,604,365
                                                                            -----------         -----------

         Total deposits                                                     271,252,621         236,008,492
                                                                            -----------         -----------

Accounts payable and accruals                                                 2,313,338           2,271,110
Other borrowed money                                                           --                 6,100,000
Long-term debt                                                                1,500,000           2,400,000
                                                                            -----------         -----------

         Total liabilities                                                  275,065,959         246,779,602
                                                                            -----------         -----------

Stockholders' equity:
  Common stock                                                                2,284,864           2,282,266
  Capital surplus                                                             6,170,157           6,161,387
  Retained earnings                                                          19,230,919          16,070,894
  Unearned ESOP shares                                                         (196,496)           (270,809)
  Treasury stock                                                               (111,540)           (111,540)
  Unrealized gain on securities AFS                                              61,675             431,000
                                                                            -----------         -----------

         Total stockholders' equity                                          27,439,579          24,563,198
                                                                            -----------         -----------

                                                                         $  302,505,538         271,342,800
                                                                            ===========         ===========

                                   - 3

                       BANK CORPORATION OF GEORGIA
                   CONSOLIDATED STATEMENTS OF EARNINGS
       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                                                                    Three Months ended:
                                                                         March 31, 1997       March 31, 1996
                                                                         --------------       --------------
Interest income:
  Interest and fees on loans                                             $    5,135,072           4,941,463
  Interest on federal funds sold                                                126,415             170,534
  Interest on investment securities                                             997,760             769,331
                                                                              ---------           ---------

         Total interest income                                                6,259,247           5,881,328
                                                                              ---------           ---------
Interest expense:
  Interest on NOW and money market accounts                                     718,235             479,152
  Interest on savings and time deposits                                       1,720,052           1,868,528
  Other borrowings                                                               27,187              63,855
                                                                              ---------           ---------

         Total interest expense                                               2,465,474           2,411,535
                                                                              ---------           ---------

Net interest income                                                           3,793,773           3,469,793
Provision for loan losses                                                        86,926             121,000
                                                                              ---------           ---------

Net interest income after provision for loan losses                           3,706,847           3,348,793
                                                                              ---------           ---------

Other operating income:
  Service charge on deposit accounts                                            360,402             359,637
  Gain on sale of loans                                                         156,534               5,739
  Miscellaneous                                                                 256,144             275,124
                                                                              ---------           ---------

         Total other operating income                                           773,080             640,500
                                                                              ---------           ---------
Other operating expenses:
  Salaries and employee benefits                                              1,965,515           1,529,841
  Occupancy and equipment                                                       478,834             358,913
  Miscellaneous                                                                 628,479             794,563
                                                                              ---------           ---------

         Total operating expenses                                             3,072,828           2,683,317
                                                                              ---------           ---------
Earnings before income taxes and
  minority interest in earnings of subsidiary                                 1,407,099           1,305,976

Income taxes                                                                    463,069            388,000
                                                                              ---------           ---------
Earnings before minority interest in earnings
  of subsidiary                                                                 944,030             917,976

Minority interest in earnings of subsidiary                                       --                 46,913
                                                                              ---------           ---------

Net earnings                                                             $      944,030             871,063
                                                                              =========           =========
Net Earnings per share:
  Primary                                                                $         0.40                0.40
  Fully diluted                                                          $         0.39                0.40
Weighted average number of shares
  Primary                                                                $    2,388,192           2,198,338
  Fully diluted                                                          $    2,394,509           2,202,167

                       BANK CORPORATION OF GEORGIA
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                                                                   Three Months Ended:
                                                                           March 31,1997        March 31, 1996
                                                                           -------------        --------------
Cash flows from operating activities:
  Net income                                                             $      944,030             871,063
  Adjustments to reconcile net earnings
     to net cash provided by operating activities:
  Depreciation                                                                  196,118             170,941
  Amortization and accretion, net                                               (23,330)            (39,743)
  Minority interests in earnings of subsidiary                                     --                46,916
  Provision for loan losses                                                      86,926             121,000
  Gain on sale of premises and equipment                                       (148,104)              --
  Change in:
         Accrued interest receivable and other assets                         1,787,810             383,262
         Accrued interest payable and other liabilities                      (1,019,989)           (710,566)
                                                                             ----------          ----------
         Net cash flows provided by operating activities                      1,823,461             842,873
                                                                             ----------          ----------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale                   2,587,103           2,312,624
  Purchase of securities available for sale                                  (7,894,161)        (12,119,222)
  Net change in loans                                                           627,466         (7,184,327)
  Purchase of premises and equipment                                           (104,164)           (976,616)
  Proceeds from sales of premises and equipment                                 772,643               --
                                                                             ----------          ----------

         Net cash flows used in investing activities                         (4,011,113)        (17,967,541)
                                                                             ----------          ----------
Cash flows from financing activities:
  Net increase in deposits                                                   12,554,189          11,719,753
  Repayment of other borrowings                                                   --               (100,000)
  Proceeds from issuance of common stock                                          --                 21,701
                                                                             ----------          ----------

         Net cash flows provided by financing activities                     12,554,189          11,641,454
                                                                             ----------          ----------

Net increase in cash and cash equivalents                                    10,366,537         (5,483,214)

Cash and cash equivalents at beginning of period                             39,237,974          25,289,382
                                                                             ----------          ----------

Cash and cash equivalents at end of period                               $   49,604,511          19,806,168
                                                                             ==========          ==========

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Bank Corporation of Georgia (BCG), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although BCG believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly BCG's financial position, results of operations and changes in financial position for such interim period. These financial statements should be read in conjunction with BCG's financial statements and the notes thereto as of December 31, 1996, included in BCG's annual report on Form 10KSB for the year ended December 31, 1996. Bank Corporation of Georgia is a bank holding company whose business is primarily conducted by its wholly-owned banking subsidiaries First South Bank, N. A. ("FSB") and Ameribank, N. A. ("Ameribank"). The accounting principles followed by Bank Corporation of Georgia and its subsidiaries, and the methods of applying those principles conform with generally accepted accounting principles and with general practices within the banking industry, where applicable.

During 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 supersedes APB Opinion 15. SFAS 128 simplifies current standards by eliminating the presentation of primary EPS and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. On adoption, restatement of all prior-period EPS data presented is required. Presently, BCG is unable to determine the impact that adoption of SFAS 128 will have on the consolidated financial statements, but management anticipates that the impact will not be material.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

Earnings Summary
----------------

   Net income for the first three months of 1997 was $944,000, an increase of $73,000 or 8.4 percent over the same period in 1996. The net income per share for the three months ended March 31, 1997 and 1996 was $.40 and $.40, respectively. Net interest income for the three months ended March 31, 1997 increased $324,000 or 9.3 percent over the same period in 1996. The increase is primarily due to an increase in net interest earning assets over the same period in 1996.

   The net interest margin, as a percentage of earning assets, decreased to 5.78 percent for the first three months of 1997 as compared to 5.89 percent for the same period in 1996. Non-interest income for the three month period ended March 31, 1997 increased $133,000 or 20.8 percent over the same period in 1996. These increases were primarily the result of increases in gains on sales of SBA loans and gains on sales of other loans.

   Non-interest expense increased by $390,000 in the first three months of 1997 from the same period in 1996, an increase of
   14.5 percent. Increases in salaries and employee benefits of $436,000 or 28.5 percent and in occupancy and equipment expense of $120,000 or 33 percent over similar periods in 1996 are related to the addition of three branches added during 1996.

   For the first three months of 1997, return on equity was 13.9 percent on an annualized basis versus 14.6 percent for the same period a year earlier. The decline in return on equity was related to several factors, among which were the cessation of tax benefits related to net operating losses from Ameribank and the costs associated with the three branch acquisitions or openings discussed above.

Risk Elements
-------------

   The allowance for loan losses at March 31, 1997 was $2,765,000 or 3.2 % higher than at March 31, 1996. At March 31, 1997, the allowance represented 1.46 % of total loans as compared with 1.42 % at March 31, 1996 and 1.50% at December 31, 1996. At March 31, 1997 non-performing loans represented .19% of total loans as compared with .38 % at December 31, 1996 and .48% at March 31, 1996. The allowance for loan losses as a percentage of non-performing loans was 765% at March 31, 1997 as compared with 394% at December 31, 1996 and 794% at March 31, 1996.

Capital Resources
-----------------

   Shareholders' equity of $27,439,579 at March 31, 1997 increased 2.8 percent from December 31, 1996 and 11 percent over the same period in 1996 resulting in book value per outstanding common of share of $12.01 compared to $11.70 at December 31, 1996 and $10.76 at March 31, 1996. Capital for

   BCG is above regulatory requirements, with GAAP equity of 9.07 percent of total assets at March 31, 1997 compared to 9.21 percent at December 31, 1996 and 9.05 percent at March 31, 1996. The increases in shareholders' equity was primarily the result of net earnings.

Recent Developments
-------------------

   On March 17, 1997, the Board of Directors of BCG signed a statement of intent to merge with Century South Banks, Inc. ("Century"), a ten bank holding company headquartered in Gainesville, Georgia. Under the terms of the statement of intent, shareholders of BCG will receive 1.33 shares of Century stock for each share of BCG stock they own. The Board expects the merger, which is subject to regulatory and shareholder approval, to be consummated in the third quarter 1997.

   Set forth below are pertinent capital ratios for the Company and the Banks as of March 31, 1997:

                                                                First
                                                                South
     Minimum Capital Requirements:                               Bank      Ameribank
     ----------------------------                               -----      ---------
     Tier 1 Capital to Risk-
        based Assets: 4.00%                                    12.25%         11.77%

     Total Capital to Risk-
         based Assets: 8.00%                                   12.55%         12.95%

     Leverage Ratio (Tier 1
        Capital to Total Assets):                               8.54%          8.05%

        Minimum for "Well Capitalized" Banks =   8%
        Minimum for "Well Capitalized" Banks =  10%
        Minimum for "Well Capitalized" Banks =   6%

Liquidity and Interest Rate Sensitivity
---------------------------------------

   Liquidity management involves the ability to meet cash flow requirements of customers who may be depositors making withdrawals or borrowers needing credit funding. BCG's cash flows are generated from interest and fee income, as well as from loan repayments, deposit acquisition, and maturities or sales of investments. BCG's liquidity needs are provided for primarily through short-term securities, and the maturing of loans. Federal funds sold represent BCG's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged $23,111,000 and $11,360,000 for the three months ended March 31, 1997 and March 31,1996, respectively. Maturities in BCG's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability.
   This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

   BCG actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. At March 31, 1997, BCG's rate sensitive liabilities exceeded rate sensitive assets due within one year by $17.6 million. BCG manages its liquidity through the volatility of its deposits and patterns in loan demand, its current liquidity position, its ability to control funding needs and potential sources of funds. As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. The target ratio is 75 percent. At March 31, 1997 the ratio was 70 percent.

   BCG experienced a net increase in cash and cash equivalents, its primary source of liquidity, of $10,366,537 during the first three months of 1997. Operating activities provided $1,823,461 of funds. Adjustments to net earnings for non-cash expenses of depreciation, amortization, and provision for loan losses are included in this amount as a net provision of funds. Investing activities used $4,011,113 of funds, primarily due to an purchases of securities available for sale of approximately $7,894,000 offset by calls and maturities of securities available for sale of approximately $2,587,000, as well as proceeds from the sale of premises and equipment of approximately $773,000. Financing activities provided $12,554,189, from an increase in deposits during the three month period ended March 31, 1997.

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



                              Dated: _______________________

                              BANK CORPORATION OF GEORGIA

                              /s/ Nancy J. Carter
                              Nancy J. Carter
                              Controller
                              (Principal Financial Officer)