Form 10QSB
period 1997-06-30
BANK CORP OF GEORGIA
filed 1997-08-14
CIK 315708

                               FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                                    OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT

For the transition period from  _____________ to ____________________


                      Commission File Number 0-17851

                       Bank Corporation of Georgia
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


           Georgia                              58-1406233
--------------------------------            --------------------
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


---------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 1996: 2,274,357 shares of Common Stock, $1.00 par value per share.
                   BANK CORPORATION OF GEORGIA

                              INDEX


                                                         Page No.


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
          June 30, 1997, December 31, 1996
          and June 30, 1996                                   3-4

          Consolidated Statements of Income
          for the Six Months and Quarters Ended
          June 30, 1997 and 1996                              5-6

          Consolidated Statements of Cash Flows
          for the Six Months and Quarters Ended
          June 30, 1997 and 1996                              7-8

          Notes to Consolidated Financial Statements         9-12

Item 2.   Management's Discussion and Analysis
                                                            13-18

PART II   OTHER INFORMATION                                    19

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

               BANK CORPORATION OF GEORGIA AND SUBS
                   CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1997 AND DECEMBER 31, 1996

                                                 June 30, 1997        December 31, 1996
                                                 -------------       -----------------
ASSETS
------
Cash & due from banks                           $  11,568,992              15,385,724
Interest bearing deposits                          16,581,710              18,642,250
Federal Funds sold                                  5,260,000               5,210,000
Investment securities:
   Available for sale                              55,820,175              42,828,598
   Held to maturity                                 1,089,606               1,088,719
                                                 ------------            ------------
Total investment securities                        56,909,781              43,917,317
                                                 ------------            ------------
Loans                                             197,945,120             190,169,408
  Less:  Unearned discount                           (509,647)              (736,360)
            Allowance for loan losses              (2,955,161)            (2,849,340)
                                                 ------------            ------------
Loans, net                                        194,480,312             186,583,708
                                                 ------------            ------------

Bank premises and equipment                         8,898,078               9,801,980
Accrued interest receivable                         2,559,195               2,333,047
Goodwill                                            1,285,052               1,323,231
Other assets                                        4,552,944               7,057,065
                                                 ------------            ------------
                                                $ 302,096,064             290,254,322
                                                 ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Demand                                          45,543,946              44,709,405
   NOW and money market accounts                   94,210,866              79,417,686
   Savings                                          9,232,652               9,405,878
   Time                                           120,730,082             125,165,463
                                                 ------------            ------------
        Total deposits                            269,717,546             258,698,432
                                                 ------------            ------------

Other liabilities                                   2,633,435               3,333,327
Long-term debt                                      1,500,000               1,500,000
                                                 ------------            ------------
          Total liabilities                       273,850,981             263,531,759
                                                 ------------            ------------
Stockholders' equity:
     Common stock                                   2,291,124               2,284,864
     Additional paid in capital                     6,238,180               6,170,157
     Retained earnings                             19,905,763              18,286,889
     Net unrealized gain on securities-AFS            118,052                 288,689
     Treasury Stock                                 (111,540)               (111,540)
     Unearned ESOP shares                           (196,496)               (196,496)
                                                 ------------            ------------
          Total stockholders' equity               28,245,083              26,722,563
                                                 ------------            ------------
                                                $ 302,096,064             290,254,322
                                                 ============            ============

                   BANK CORPORATION OF GEORGIA AND SUBS
                       CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND JUNE 30, 1996

                                                 June 30, 1997          June 30, 1996
                                                 -------------          -------------
Cash & due from banks                           $  11,568,992              11,865,303
Interest bearing deposits                          16,581,710                       0
Federal Funds sold                                  5,260,000              17,475,529
Investment securities:
   Available for sale                              55,820,175              42,938,154
   Held to maturity                                 1,089,606               1,088,103
                                                 ------------             -----------
Total investment securities                        56,909,781              44,026,257
                                                 ------------             -----------
Loans                                             197,945,120             190,928,773
  Less:  Unearned discount                          (509,647)               (834,028)
            Allowance for loan losses             (2,955,161)             (2,835,306)
                                                 ------------             -----------
Loans, net                                        194,480,312             187,259,439
                                                 ------------             -----------
Bank premises and equipment                         8,898,078               9,506,476
Accrued interest receivable                         2,559,195               2,153,881
Goodwill                                            1,285,052                 957,269
Other assets                                        4,552,944               6,250,151
                                                 ------------             -----------
                                                $ 302,096,064             279,494,305
                                                 ============             ===========
Liabilities and Stockholders' Equity
------------------------------------
Deposits:
   Demand                                       $  45,543,946              38,650,552
   NOW and money market accounts                   94,210,866              68,292,234
   Savings                                          9,232,652              10,260,147
   Time                                           120,730,082             125,867,745
                                                 ------------             -----------
        Total deposits                            269,717,546             243,070,678
                                                 ------------             -----------

Other liabilities                                   2,633,435               2,098,255
Other borrowed money                                        0               6,700,000
Long-term debt                                      1,500,000               2,500,000
                                                 ------------             -----------
          Total liabilities                       273,850,981             254,368,933
                                                 ------------             -----------
Stockholders' equity:
     Common stock                                   2,291,124               2,282,266
     Additional paid in capital                     6,238,180               6,161,387
     Retained earnings                             19,905,763              16,953,034
     Net unrealized gain on securities-AFS            118,052                 111,034
     Treasury Stock                                 (111,540)               (111,540)
     Unearned ESOP shares                            (196,496               (270,809)
                                                 ------------             -----------
          Total stockholders' equity               28,245,083              25,125,372
                                                 ------------             -----------
                                                $ 302,096,064             279,494,305
                                                 ============             ===========

                   BANK CORPORATION OF GEORGIA AND SUBS
                   CONSOLIDATED STATEMENTS OF EARNINGS
         FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

                                              Six Months Ended         Six Months Ended
                                                June 30, 1997            June 30, 1996
                                              ----------------        ----------------
Interest income:
     Interest and fees on loans                $   10,257,833              10,144,007
     Interest on federal funds sold                   752,715                 320,386
     Interest on investment securities              1,749,357               1,619,469
                                                  -----------              ----------
          Total interest income                    12,759,905              12,083,862
                                                  -----------              ----------
Interest expense:
     Interest on NOW and money market accounts      1,573,645               1,032,259
     Interest on savings and time deposits          3,608,012               3,890,245
     Other borrowings                                  70,480                  74,506
                                                  -----------              ----------
          Total interest expense                    5,252,137               4,997,010
                                                  -----------              ----------
          Net interest income                       7,507,768               7,086,852

Provision for possible loan losses                    190,900                 272,000
                                                  -----------              ----------
Net interest income after provision for
     possible loan losses                           7,316,868               6,814,852
                                                  -----------              ----------
Other operating income:
     Service charge on deposit accounts               748,103                 821,730
     Securities gains (losses)                              0                 (6,581)
     Gain on sale of SBA loans                         92,239                   5,739
     Other                                          1,043,417                 812,237
                                                  -----------              ----------
Total other operating income                        1,883,759               1,633,125
                                                  -----------              ----------
Other operating expenses:
     Salaries and employee benefits                 3,919,127               3,264,241
     Occupancy                                        527,598                 433,934
     Equipment                                        460,976                 412,968
     Other operating expense                        2,354,991               2,408,416
                                                  -----------              ----------
Total operating expenses                            7,262,692               6,519,559
                                                  -----------              ----------
Earnings before income taxes and
     minority interests                             1,937,935               1,928,418
Income tax expense (benefit)                          319,918                 215,309
                                                  -----------              ----------

Earnings before minority interests                  1,618,017               1,713,109
Minority interests                                          0                  46,913
                                                  -----------              ----------

Net earnings                                     $  1,618,017               1,666,196
                                                  ===========              ==========

                   BANK CORPORATION OF GEORGIA AND SUBS
                   CONSOLIDATED STATEMENTS OF EARNINGS
        FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

                                              Three Months Ended       Three Months Ended
                                                June 30, 1997            June 30, 1996
                                              ------------------       ------------------
Interest income:
     Interest and fees on loans                 $   5,122,761               5,202,544
     Interest on federal funds sold                   428,329                 149,852
     Interest on investment securities                949,568                 850,138
                                                  -----------             -----------
          Total interest income                     6,500,658               6,202,534
                                                  -----------             -----------
Interest expense:
     Interest on NOW and money market accounts        855,410                 553,107
     Interest on savings and time deposits          1,887,960               2,021,717
     Other borrowings                                  43,293                  10,651
                                                  -----------             -----------
          Total interest expense                    2,786,663               2,585,475
                                                  -----------             -----------

          Net interest income                       3,713,995               3,617,059

Provision for possible loan losses                    103,974                 151,000
                                                  -----------             -----------
Net interest income after provision for
     possible loan losses                           3,610,021               3,466,059
                                                  -----------             -----------
Other operating income:
     Service charge on deposit accounts               387,701                 462,083
     Securities gains (losses)                              0                 (6,581)
     Gain on sale of SBA loans                              0                       0
     Other                                            722,978                 537,123
                                                  -----------             -----------
Total other operating income                        1,110,679                 992,625
                                                  -----------             -----------

Other operating expenses:
     Salaries and employee benefits                 1,953,612               1,734,400
     Occupancy                                        262,129                 245,929
     Equipment                                        247,611                 242,060
     Other operating expense                        1,726,512               1,526,846
                                                  -----------             -----------
Total operating expenses                            4,189,864               3,749,235
                                                  -----------             -----------
Earnings before income taxes and
     minority interests                               530,836                 709,449

Income tax expense (benefit)                        (143,151)               (172,691)
                                                  -----------             -----------
Earnings before minority interests                    673,987                 882,140

Minority interests                                          0                       0
                                                  -----------             -----------
Net earnings                                    $     673,987                 882,140
                                                  ===========             ===========

                   BANK CORPORATION OF GEORGIA AND SUBS
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

                                                        Six Months Ended    Six Months Ended
                                                         June 30, 1997       June 30, 1996
                                                        ----------------    ----------------
Cash flows from operating activities:
     Net income                                           $1,618,017         $1,666,196
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
          Depreciation                                       407,509            321,509
          Amortization and accretion, net                    (32,090)           (65,810)
          Minority interests in earnings (loss)
            of subsidiary                                          0             46,913
          Provision for loan losses                          190,900            272,000
          Gain on sale of premises and equipment            (148,104)                 0
          Loss on sale of investment securities                    0              6,581
          Change in:
               Other assets                                2,373,956           (312,073)
               Other liabilities                            (699,892)        (1,045,739)
                                                        ------------         ----------
Net cash flows provided by operating activities            3,710,296            889,577
                                                        ------------         ----------
Cash flows from investing activities:
     Proceeds from maturities of securities AFS            2,597,768          2,824,624
     Proceeds from sales of securities AFS                         0          5,573,063
     Purchase of  securities AFS                         (15,786,583)       (13,098,125)
     Net increase in loans                                (8,087,504)        (9,641,829)
     Proceeds from sales of premises and equipment           857,840                  0
     Purchases of premises and equipment                    (213,343)        (1,904,226)
                                                        ------------         ----------

Net cash flows used in investing activities              (20,631,822)       (16,246,493)
                                                        ------------         ----------
Cash flows from financing activities:
     Net increase in deposits                             11,019,114         18,853,939
     Repayment of other borrowings                                 0         (6,200,000)
     Proceeds from other borrowings                                0          6,800,000
     Dividends paid                                                0                  0
     Purchase of treasury stock                                    0            (64,867)
     Proceeds from issuance of common stock                   75,140             21,701
                                                        ------------         ----------
Net cash flows provided by financing activities           11,094,254         19,410,773
                                                        ------------         ----------
Net change in cash and cash equivalents                   (5,827,272)         4,053,857
                                                        ------------         ----------
Cash and cash equivalents at beginning of period          39,237,974         25,286,975
                                                        ------------         ----------
Cash and cash equivalents at end of period                33,410,702         29,340,832
                                                        ============         ==========

                   BANK CORPORATION OF GEORGIA AND SUBS
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

                                                Three Months Ended     Three Months Ended
                                                   June 30, 1997          June 30, 1996
                                                   -------------         -------------
Cash flows from operating activities:
     Net income                                    $   673,987            $   882,140
     Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
          Depreciation                                 211,391                157,850
          Amortization and accretion, net               (8,760)              (29,033)
          Provision for loan losses                    103,974                151,000
          Loss on sale of  investment securities             0                  6,581
          Change in:
               Other assets                            586,146              (444,081)
               Other liabilities                       320,097              (443,664)
                                                   -----------            -----------
Net cash flows provided by operating activities      1,886,835                280,793
                                                   -----------            -----------
Cash flows from investing activities:
     Proceeds from maturities of securities AFS         10,665                500,000
     Proceeds from sales of securities AFS                   0              5,573,063
     Purchase of securities AFS                     (7,892,422)             (978,906)
     Net increase in loans                          (8,714,970)           (2,602,502)
     Proceeds from sale of premises and equipment       85,197                      0
     Purchases of premises and equipment              (109,179)             (935,103)
                                                   -----------            -----------
Net cash flows provided by (used in)
     investing activities                          (16,620,709)             1,556,552
                                                   -----------            -----------
Cash flows from financing activities:

     Net increase in deposits                       (1,535,075)             7,062,186
     Repayment of other borrowings                           0            (6,100,000)
     Proceeds from other borrowings                          0              6,800,000
     Dividends paid                                          0                      0
     Purchase of treasury stock                              0               (64,867)
     Proceeds from issuance of common stock             75,140                      0
                                                   -----------            -----------
Net cash flows provided by financing activities     (1,459,935)             7,697,319
                                                   -----------            -----------

Net change in cash and cash equivalents            (16,193,809)             9,534,664

Cash and cash equivalents at beginning of period    49,604,511             19,806,168
                                                   -----------            -----------

Cash and cash equivalents at end of period          33,410,702             29,340,832
                                                   ===========            ===========

               NOTES TO CONSOLIDATED FINANACIAL STATEMENTS

The financial statements included herein have been prepared by Bank Corporation of Georgia (BCG), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although BCG believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly BCG's financial position, results of operations and changes in financial position for such interim period. These financial statements should be read in conjunction with BCG's financial statements and the notes thereto as of December 31, 1996, included in BCG's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Earnings per share are based upon weighted average outstanding shares of common stock of 2,371,538 for the six months ended June
30, 1997, and 2,372,225 for the three months ended June 30, 1997.

There are statutory and regulatory requirements applicable to payment of dividends by the Banks as well as by BCG to its shareholders. No cash dividends were declared during the three month period ended June 30, 1997 or the six month period ended June 30, 1997.

As part of the overall interest rate risk management, BCG uses interest rate swaps and interest rate floors. These contracts are designated by the Company as hedges of interest rate exposures, and interest income or expense derived from these contracts is recorded over the life of the contract as an adjustment to interest income or expense.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

                         Earnings Summary
                         ----------------
Net income for the first six months of 1997 was $1,618,000 or $0.66 per share, compared to $1,666,000 or $0.76 per share for the same period in 1996. Net income for the quarter ended June 30, 1997 was $674,000 or $0.28 per share compared to $882,000 or
$0.39 per share for the same period in 1996.

Net interest income for the six months ended June 30, 1997 increased $421,000 or 5.94 percent over the same period in 1996. Net interest income for the quarter ended June 30, 1997 increased
$97,000 or 2.68 percent over the same period in 1996.   These
changes are primarily due to increasing levels in net interest earning assets over the periods in question.

The net interest margin, as a percentage of average earning assets, increased to 5.56 percent for the first six months of 1997 as compared to 5.18 percent for the same period in 1996.
For the quarter ended June 30, 1997, the net interest margin as a percent of interest earning assets was 5.40 percent versus 5.09 percent for the same period in 1996.

Non-interest income for the six month period ended June 30, 1997 increased $624,000 or 49.52 percent from 1996 to 1997. Non-interest income for the quarter ended June 30, 1997 increased by
$118,000 or 11.89 percent over the same period in 1996.   The
increase was primarily the result of an increase in the gain on sale of loans and premises and equipment over the same periods in 1996.

Non-interest expense increased by $251,000 in the first six months of 1997 from the same period in 1996, an increase of 3.85 percent. Non-interest expense increased by $441,000 during the quarter ended June 30, 1997, an increase of 11.76 percent over
the same period in 1996.   These increases were primarily due to
an increase in salaries and employee benefits over the same periods in 1996, as well as special charges related to equipment and processing contracts that the Company has determined to be obsolete.

For the first six months of 1997, return on equity was 11.73 percent on an annualized basis versus 13.66 percent for the same period a year earlier. For the quarter ended June 30, 1997, return on equity was 9.80 percent on an annualized basis versus
14.02 percent for the same period in 1996.   These decreases in
return on equity were primarily due to the special charges. Return on equity, before the special charges was 14.33 percent for the six month period and 15.03 for the quarter ended June 30, 1997.

                          Risk Elements
                          -------------
The allowance for loan losses at June 30, 1997 was $2,955,000 or
3.7 percent and 4.2 percent higher than at December 31, 1996 and June 30, 1996, respectively. At June 30, 1997, the allowance represented 1.50 percent of total loans as compared with 1.50 percent at December 31, 1996 and 1.49 percent at June 30, 1996. At June 30, 1997 non-performing loans represented .13% of total loans as compared with .39% at December 31, 1996 and .53% at June 30, 1996. The allowance for loan losses as a percentage of non-performing loans was 1206% at June 30, 1997 as compared with 393% at December 31, 1996 and 278% at June 30, 1996.

                        Capital Resources
                        -----------------
Shareholders' equity of $28,245,000 at June 30, 1997 increased
12.4 percent over the same period in 1996 resulting in book value per outstanding common of share of $12.41 compared to $11.78 at December 31, 1996 and $11.01 at June 30, 1996. Capital for BCG is above regulatory requirements, with GAAP equity of 9.41 percent of total assets at June 30, 1997. The increases in shareholders' equity were primarily the result of earnings.

Set forth below are pertinent capital ratios for the Company and the Banks as of June 30, 1996:

                                                   FSB              Ameribank              BCG
                                                   ---              ---------              ---
Minimum Capital Requirement
Tier 1 Capital to Risk-based
             Assets: 4.00% <F1>                   11.16%               11.70%               12.57%
Total Capital to Risk-based
Assets: 8.00% <F2>                                12.41%               12.77%               13.74%

Leverage Ratio (Tier 1 Capital
to Total Assets): 3.00% <F3>                       8.67%                8.60%               9.60%


<F1>     Minimum for "Well Capitalized" Banks = 6%
<F2>     Minimum for "Well Capitalized" Banks = 10%
<F3>     Minimum for "Well Capitalized" Banks = 5%

          Liquidity and Interest Rate Sensitivity
          ---------------------------------------
Liquidity management involves the ability to meet cash flow requirements of customers who may be depositors making withdrawals or borrowers needing credit funding. BCG's cash flows are generated from interest and fee income, as well as from loan repayments, deposit acquisition, and maturities or sales of investments. BCG's liquidity needs are provided for primarily through short-term securities, and the maturing of loans.
Federal funds sold represent the BCG's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged $27,121,000 and $13,941,000 for the six months ended June 30, 1997 and 1996,
respectively.   Federal funds averaged $29,501,000 and
$14,827,000 and for the three months ended June 30, 1997 and 1996, respectively. Maturities in BCG's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

BCG manages its liquidity through the volatility of its deposits and patterns in loan demand, its current liquidity position, its ability to control funding needs and potential sources of funds. As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. The target ratio is 85 percent. At June 30, 1997 the ratio was 73.39 percent.

BCG experienced a net decrease in cash and cash equivalents, its primary source of liquidity, of $5,827,000 during the first six months of 1996. Operating activities provided $3,710,000 of funds. Adjustments to net income for non-cash expenses of depreciation, amortization, and provision for loan losses are included in this amount as a net provision of funds. Investing activities used $20,632,000 of funds, primarily due to an increase in loans and purchases of investment securities during the six month period. Financing activities provided net cash of $11,094,000 due to an increase in deposit accounts during the six months ended June 30, 1997.

                     AUTHORITATIVE STATEMENTS

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

In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a registrant in connection with its accounting for derivative financial instruments and derivative commodity instruments. The accounting policy requirements become effective for all registrants for filings that include fnancial statements for periods ending after June 15, 1997.

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 125). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

Effective January 1, 1997, the Company adopted Statement 125 for reporting transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Statement 125 did not have a material impact on the Company's financial statements.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosures of Information about Capital Structure" (Statement 129). Statement 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect that Statement 129 will require significant revision of prior disclosures since the statement lists required disclosures that have been included in a number of previously existing separate statements or opinions.



                   PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -

     At the Annual Meeting of Shareholders held on April 23, 1997, the following directors were elected to hold office for the coming year:
     William H. Anderson, II, Halstead T. Anderson, II, Charles B. Evans, Jr., Joseph W. Evans, Dr. W. Carl Joiner, Sr., Stephen W. Doughty, Kenneth D. Sams, J. Thomas Wiley, Jr., Oliver C. Bateman, and Malcolm L. Butler.

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

          Exhibit 27 - Financial Data Schedule (for SEC use only)

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Date:     August 14, 1997

                                BANK CORPORATION OF GEORGIA


                                 /s/ Dennis J. Zember
                                Dennis J. Zember Jr., CPA
                                V. P. Finance
                                (Principal Financial Officer and
                                Principal Accounting Officer)