Form 10QSB/A
period 1997-06-30
BANK CORP OF GEORGIA
filed 1997-10-24
CIK 315708

FORM 10-QSB
                               AMENDMENT NO. 1
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549


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


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income
          for the Six Months and Quarters Ended
          June 30, 1997 and 1996

PART II   OTHER INFORMATION

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
                                                  ===========              ==========

Net income per common share
and common share equivalents:
   Primary                                              0.67                     0.71
   Fully Diluted                                        0.66                     0.71
/TABLE

                   BANK CORPORATION OF GEORGIA AND SUBS
                   CONSOLIDATED STATEMENTS OF EARNINGS
        FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

                                              Three Months Ended       Three Months Ended
                                                June 30, 1997            June 30, 1996
                                              ------------------       ------------------
Interest income:
     Interest and fees on loans                 $   5,122,761               5,202,544
     Interest on federal funds sold                   428,329                 149,852
     Interest on investment securities                949,568                 850,138
                                                  -----------             -----------
          Total interest income                     6,500,658               6,202,534
                                                  -----------             -----------
Interest expense:
     Interest on NOW and money market accounts        855,410                 553,107
     Interest on savings and time deposits          1,887,960               2,021,717
     Other borrowings                                  43,293                  10,651
                                                  -----------             -----------
          Total interest expense                    2,786,663               2,585,475
                                                  -----------             -----------

          Net interest income                       3,713,995               3,617,059

Provision for possible loan losses                    103,974                 151,000
                                                  -----------             -----------
Net interest income after provision for
     possible loan losses                           3,610,021               3,466,059
                                                  -----------             -----------
Other operating income:
     Service charge on deposit accounts               387,701                 462,083
     Securities gains (losses)                              0                 (6,581)
     Gain on sale of SBA loans                              0                       0
     Other                                            722,978                 537,123
                                                  -----------             -----------
Total other operating income                        1,110,679                 992,625
                                                  -----------             -----------
Other operating expenses:
     Salaries and employee benefits                 1,953,612               1,734,400
     Occupancy                                        262,129                 245,929
     Equipment                                        247,611                 242,060
     Other operating expense                        1,726,512               1,526,846
                                                  -----------             -----------
Total operating expenses                            4,189,864               3,749,235
                                                  -----------             -----------
Earnings before income taxes and
     minority interests                               530,836                 709,449

Income tax expense (benefit)                        (143,151)               (172,691)
                                                  -----------             -----------
Earnings before minority interests                    673,987                 882,140

Minority interests                                          0                       0
                                                  -----------             -----------
Net earnings                                    $     673,987                 882,140
                                                  ===========             ===========
Net income per common share
and common share equivalents:
   Primary                                               0.28                    0.39
   Fully Diluted                                         0.28                    0.39
/TABLE

                   PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K - None

          Exhibit 27 - Financial Data Schedule (for SEC use only)
                       Change made to [PERIOD-END] tag and
                       change made to [EPS-PRIMARY] tag

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Date: October 24, 1997

                                BANK CORPORATION OF GEORGIA


                                 /s/ Joseph W. Evans
                                 Joseph W. Evans
                                 President and Chief Executive Officer