Form 10QSB
period 1997-09-30
BANK CORP OF GEORGIA
filed 1997-11-14
CIK 315708

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1997

                                    OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT

For the transition period from   __________  to  _________

                      Commission File Number 0-17851

                        Bank Corporation of Georgia
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Georgia                                    58-1406233
 ---------------------------                      ----------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                identification number)

                 4951 Forsyth Road, Macon, Georgia 31210
                 ----------------------------------------
                 (Address of principal executive offices)

                            (912) 757-2000
              -----------------------------------------------
             (Issuer's telephone number, including area code)

                                      N/A
   ---------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /x/   No / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes / /   No / /

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1997: 2,274,357 shares of Common Stock, $1.00 par value per share.

                   BANK CORPORATION OF GEORGIA

                              INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
          September 30, 1997, December 31, 1996
          and September 30, 1996

          Consolidated Statements of Income
          for the nine months and quarters ended
          September 30, 1997 and 1996

          Consolidated Statements of Cash Flows
          for the nine months ended
          September 30, 1997 and 1996

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

           Bank Corporation of Georgia and Subsidiaries
                   Consolidated Balance Sheets
             September 30, 1997 and December 31, 1996

                                                            September 30, 1997    December 31, 1996
                                                            ------------------    -----------------
Assets
-------
Cash & due from banks                                         $  12,244,494           15,385,724
Interest bearing deposits                                           750,720           18,642,250
Federal Funds sold                                                8,900,000            5,210,000
Investment securities:
   Available for sale                                            54,138,410           42,828,598
   Held to maturity                                                 999,933            1,088,719
                                                              -------------         ------------
Total investment securities                                      55,138,343           43,917,317
                                                              -------------         ------------

Loans                                                           201,845,209          190,169,408
  Less:  Unearned discount                                         (474,225)            (736,360)
            Allowance for loan losses                            (3,014,876)          (2,849,340)
                                                              -------------         ------------
Loans, net                                                      198,356,108          186,583,708
                                                              -------------         ------------

Bank premises and equipment                                       9,043,014            9,801,980
Accrued interest receivable                                       2,725,255            2,333,047
Goodwill                                                          1,279,429            1,323,231
Other assets                                                      4,348,150            7,057,065
                                                              -------------         ------------
                                                              $ 292,785,513          290,254,322
                                                              =============         ============
Liabilities and Stockholders' Equity
------------------------------------
Deposits:
   Demand                                                        45,681,800           44,709,405
   NOW and money market accounts                                 89,501,822           79,417,686
   Savings                                                        8,656,740            9,405,878
   Time                                                         114,902,129          125,165,463
                                                                -----------          -----------
        Total deposits                                          258,742,491          258,698,432
                                                              -------------         ------------
Other liabilities                                                 3,116,050            3,333,327
Long-term debt                                                    1,500,000            1,500,000
                                                              -------------         ------------
          Total liabilities                                     263,358,541          263,531,759
                                                              -------------         ------------
Stockholders' equity:
     Common stock, $1 par value, 3,000,000 shares authorized,
            2,291,124 and 2,284,864 shares issued, respectively   2,291,124            2,284,864
     Additional paid in capital                                   6,238,180            6,170,157
     Retained earnings                                           20,956,980           18,286,889
     Net unrealized gain on securities-AFS                          248,797              288,689
     Treasury Stock, at cost, 16,767 shares                        (111,540)            (111,540)
     Unearned ESOP shares                                          (196,496)            (196,496)
                                                              -------------         ------------
          Total stockholders' equity                             29,426,972           26,722,563
                                                              -------------         ------------
                                                              $ 292,785,513          290,254,322
                                                              =============         ============

               Bank Corporation of Georgia and Subsidiaries
                       Consolidated Balance Sheets
                September 30, 1997 and September 30, 1996

                                                                 September 30, 1997    September 30, 1996
                                                                 ------------------    ------------------
Cash & due from banks                                              $  12,244,494            10,941,425
Interest bearing deposits                                                750,720                     0
Federal Funds sold                                                     8,900,000            16,684,500
Investment securities:
   Available for sale                                                 54,138,410            42,582,714
   Held to maturity                                                      999,933             1,088,103
                                                                   -------------          ------------
Total investment securities                                           55,138,343            43,670,817
                                                                   -------------          ------------
Loans                                                                201,845,209           196,083,065
  Less:  Unearned discount                                              (474,225)             (809,686)
            Allowance for loan losses                                 (3,014,876)           (2,928,729)
                                                                   -------------          ------------
Loans, net                                                           198,356,108           192,344,650
                                                                   -------------          ------------
Bank premises and equipment                                            9,043,014             9,885,762
Accrued interest receivable                                            2,725,255             1,738,443
Goodwill                                                               1,279,429               949,586
Other assets                                                           4,348,150             7,160,125
                                                                   -------------          ------------
                                                                   $ 292,785,513           283,375,308
                                                                   =============          ============
Liabilities and Stockholders' Equity
------------------------------------
Deposits:
   Demand                                                          $  45,681,800            43,160,819
   NOW and money market accounts                                      89,501,822            72,915,416
   Savings                                                             8,656,740            10,199,449
   Time                                                              114,902,129           126,666,838
                                                                   -------------          ------------
        Total deposits                                               258,742,491           252,942,522
                                                                   -------------          ------------
Other liabilities                                                      3,116,050             2,084,158
Other borrowed money                                                           0               700,000
Long-term debt                                                         1,500,000             1,500,000
                                                                   -------------          ------------
          Total liabilities                                          263,358,541           257,226,680
                                                                   -------------          ------------
Stockholders' equity:
     Common stock, $1 par value, 3,000,000 shares authorized,
          2,291,124 and 2,281,791 shares issued, respectively          2,291,124             2,281,791
     Additional paid in capital                                        6,238,180             6,200,513
     Retained earnings                                                20,956,908            17,856,874
     Net unrealized gain on securities-AFS                               248,797               191,799
     Treasury Stock, at cost, 16,767 shares                             (111,540)             (111,540)
     Unearned ESOP shares                                               (196,496)             (270,809)
                                                                   -------------          ------------
          Total stockholders' equity                                  29,426,972            26,148,628
                                                                   -------------          ------------
                                                                 $   292,785,513           283,375,308
                                                                 ===============          ============

                       Bank Corporation of Georgia
                   Consolidated Statements of Earnings
   For the nine months ended September 30, 1997 and September 30, 1996

                                             Nine Months Ended        Nine Months Ended
                                             September 30, 1997       September 30, 1996
                                             ------------------       ------------------
Interest income:
     Interest and fees on loans                $   15,634,219              15,289,812
     Interest on federal funds sold                   939,074                 717,907
     Interest on investment securities              2,715,426               2,358,689
                                               --------------             -----------
          Total interest income                    19,288,719              18,366,408
                                               --------------             -----------
Interest expense:
     Interest on NOW and money market accounts      2,400,783               1,615,208
     Interest on savings and time deposits          5,157,767               5,607,880
     Other borrowings                                 107,706                 401,689
                                               --------------             -----------
          Total interest expense                    7,666,256               7,624,777
                                               --------------             -----------
          Net interest income                      11,622,463              10,741,631

Provision for possible loan losses                    255,300                 373,000
                                               --------------             -----------
Net interest income after provision for
     possible loan losses                          11,367,163              10,368,631
                                               --------------             -----------
Other operating income:
     Service charge on deposit accounts             1,208,483               1,165,165
     Securities gains (losses)                              0                 (6,581)
     Mortgage origination fees                        727,774                 120,889
     Other                                            835,688                 764,129
                                               --------------             -----------
Total other operating income                        2,771,945               2,043,602
                                               --------------             -----------
Other operating expenses:
     Salaries and employee benefits                 5,841,383               4,915,193
     Occupancy and equipment                        1,718,076               1,319,929
     Other operating expense                        3,027,053               3,023,377
                                               --------------             -----------
Total operating expenses                           10,586,512               9,258,499
                                               --------------             -----------
Earnings before income taxes and
     minority interests                             3,552,596               3,153,734
Income tax expense                                    883,434                 674,009
                                               --------------             -----------
Earnings before minority interests                  2,669,162               2,479,725
Minority interests                                          0                  46,913
                                               --------------             -----------
Net earnings                                   $    2,669,162               2,432,812
                                               ==============             ===========
Net earning per share:
   Primary                                     $         1.10                     1.10
   Fully diluted                               $         1.09                     1.10

Weighted average:
   Primary                                          2,433,602               2,215,415
   Fully diluted                                    2,444,612               2,212,629
/TABLE

                       Bank Corporation of Georgia and Subsidiaries
                             Consolidated Statements of Earnings
           For the three months ended September 30, 1997 and September 30, 1996

                                              Three Months Ended       Three Months Ended
                                               September 30, 1997       September 30, 1996
                                               ------------------      -------------------
Interest income:
     Interest and fees on loans                 $   5,353,686               5,215,706
     Interest on federal funds sold                   186,275                 414,542
     Interest on investment securities                947,762                 792,983
                                                -------------               ---------
          Total interest income                     6,487,723               6,423,231
                                                -------------               ---------
Interest expense:
     Interest on NOW and money market accounts        827,122                 607,807
     Interest on savings and time deposits          1,686,733               1,913,734
     Other borrowings                                  12,763                 342,675
                                                -------------               ---------
          Total interest expense                    2,526,618               2,864,216
                                                -------------               ---------
          Net interest income                       3,961,105               3,559,015

Provision for possible loan losses                     46,500                 111,000
                                                -------------               ---------
Net interest income after provision for
     possible loan losses                           3,914,605               3,448,015
                                                -------------               ---------
Other operating income:
     Service charge on deposit accounts               477,628                 393,652
     Mortgage origination fees                        294,222                 134,622
     Other                                            402,686                 313,434
                                                -------------               ---------
Total other operating income                        1,174,536                 841,708
                                                -------------               ---------
Other operating expenses:
     Salaries and employee benefits                 2,032,324               1,755,606
     Occupancy and equipment                          488,933                 511,523
     Other operating expense                          953,739                 797,278
                                                -------------               ---------
Total operating expenses                            3,474,996               3,064,407
                                                -------------               ---------
Earnings before income taxes                        1,614,145               1,225,316

Income tax expense                                    563,000                 458,700
                                                -------------               ---------
Net earnings                                    $   1,051,145                 766,616
                                                =============               =========
Net earning per share:
   Primary                                      $       0.43                     0.34
   Fully diluted                                $       0.43                     0.34

Weighted average:
   Primary                                          2,441,133               2,264,656
   Fully diluted                                    2,445,950               2,261,808

                       Bank Corporation of Georgia
                  Consolidated Statements of Cash Flows
    For the nine months ended September 30, 1997 and September 30, 1996

                                                     Nine Months Ended     Nine Months Ended
                                                     September 30, 1997     September 30, 1996
                                                     -------------------   --------------------
Cash flows from operating activities:
     Net income                                            2,669,162          $2,432,812
     Adjustments to reconcile net earnings to net
     cash provided by operating activities:
          Depreciation                                       596,055             528,042
          Amortization and accretion, net                    (40,914)            (93,132)
          Minority interests in earnings (loss)
            of subsidiary                                          0              46,913
          Provision for loan losses                          255,300             373,000
          Gain on sale of premises and equipment            (148,104)                  0
          Loss on sale of investment securities                    0               6,581
          Change in:
               Other assets                                2,290,315            (808,936)
               Other liabilities                            (217,277)           (789,027)
                                                           ---------           ---------
Net cash flows provided by operating activities            5,404,537           1,696,253
                                                           ---------           ---------
Cash flows from investing activities:
     Proceeds from maturities of securities AFS            4,546,773           3,138,586
     Proceeds from maturities of securities HTM               90,000                   0
     Proceeds from sales of securities AFS                         0           9,578,063
     Purchase of  securities AFS                         (15,786,583)        (16,993,532)
     Net increase in loans                               (12,027,700)        (14,828,040)
     Proceeds from sales of premises and equipment           857,840                   0
     Purchases of premises and equipment                 (   546,825)         (2,490,045)
                                                         -----------         ------------
Net cash flows used in investing activities              (22,866,495)        (21,594,968)
                                                         -----------         -----------
Cash flows from financing activities:
     Net increase in deposits                                 44,058         28,725,783
     Repayment of other borrowings                                 0        (13,200,000)
     Proceeds from other borrowings                                0          6,800,000
     Dividends paid                                                0                  0
     Purchase of treasury stock                                    0           (109,819)
     Proceeds from issuance of common stock                   75,140             21,701
                                                           ---------          ---------
Net cash flows provided by financing activities              119,198         22,237,265
                                                          ----------         ----------
Net change in cash and cash equivalents                  (17,342,760)         2,338,950
                                                         -----------         ----------
Cash and cash equivalents at beginning of period          39,237,974         25,286,975
                                                         -----------         ----------
Cash and cash equivalents at end of period                21,895,214         27,625,925
                                                         ===========         ==========

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

There are statutory and regulatory requirements applicable to payment of dividends by the Banks as well as by BCG to its shareholders. A dividend of $0.10 per common share was declared on August 20, 1997, for shareholders of record on September 15, 1997 payable October 1, 1997.

As part of the overall interest rate risk management, BCG uses interest rate swaps and interest rate floors. These contracts are designated by the Company as hedges of interest rate exposures, and interest income or expense derived from these contracts is recorded over the life of the contract as an adjustment to interest income or expense.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

                             Earnings Summary
                             ----------------
Net income for the first nine months of 1997 was $2,669,000 or $1.10 per share, compared to $2,433,000 or $1.10 per share for the same period in 1996. Net income for the quarter ended September 30, 1997 was $1,051,000 or $0.43 per share compared to $766,000 or $0.34 per share for the same period in 1996.

Net interest income for the nine months ended September 30, 1997 increased $999,000 or 9.6 percent over the same period in 1996. Net interest income for the quarter ended September 30, 1997 increased
$402,000 or 11.3 percent over the same period in 1996.   These changes
are primarily due to increasing levels in net interest earning assets, as well as a continued shift in the deposit mix from time deposits to demand deposits.

The net interest margin, as a percentage of average earning assets, decreased to 5.74 percent for the first nine months of 1997 as compared
to 5.75 percent for the same period in 1996.   For the quarter ended
September 30, 1997, the net interest margin as a percent of interest earning assets was 5.87 percent versus 5.58 percent for the same period in 1996.

Non-interest income for the nine month period ended September 30, 1997 increased $728,000 or 35.6 percent from 1996 to 1997. Non-interest income for the quarter ended September 30, 1997 increased by $333,000 or
39.5 percent over the same period in 1996.   The increase was primarily
the result of increasing mortgage origination fees as well as brokerage commissions.

Non-interest expense increased by $1,328,000 in the first nine months of 1997 from the same period in 1996, an increase of 14.4 percent. Non-interest expense increased by $411,000 during the quarter ended September 30, 1997, an increase of 13.4 percent over the same period in 1996.
These increases were primarily due to an increase in salaries and employee benefits over the same periods in 1996. In addition, BCG, FSB and Ameribank recorded charges of $359,000 in the quarter ending June 30, 1997 for the early termination of data processing contracts and related equipment.

For the first nine months of 1997, return on equity was 12.7 percent on an annualized basis versus 13.1 percent for the same period a year earlier. For the quarter ended September 30, 1997, return on equity was
14.5 percent on an annualized basis versus 11.9 percent for the same
period in 1996.   These decreases in return on equity were primarily due
to the second quarter charges discussed above. Return on equity, before the special charges was 14.0 percent for the nine month period ended September 30, 1997.

Due to the dependence on data processing and management information, the company has assembled a management advisory team to study the effects of "year 2000" issues. Management does not believe that any modifications will be of a material nature to the company's operations.

                              Risk Elements
                              -------------
The allowance for loan losses at September 30, 1997 was $3,015,000 or 5.8 percent and 2.9 percent higher than at December 31, 1996 and September 30, 1996, respectively. At September 30, 1997, the allowance represented
1.49 percent of total loans as compared with 1.50 percent at December 31, 1996 and 1.49 percent at September 30, 1996. At September 30, 1997 non-performing loans represented 0.38% of total loans as compared with 0.39% at December 31, 1996 and 0.19% at September 30, 1996. The allowance for loan losses as a percentage of non-performing loans was 394% at September 30, 1997 as compared with 393% at December 31, 1996 and 769% at September 30, 1996.

                            Capital Resources
                            -----------------
Shareholders' equity of $29,427,000 at September 30, 1997 increased 11.1 percent over the same period in 1996 resulting in book value per outstanding common of share of $12.84 compared to $11.69 at December 31, 1996 and $11.46 at September 30, 1996. Capital for BCG is above regulatory requirements, with GAAP equity of 10.1 percent of total assets at September 30, 1997. The increases in shareholders' equity were primarily the result of earnings.

Set forth below are pertinent capital ratios for the Company and the Banks as of September 30, 1996:

                                                FSB                 Ameribank               BCG
                                                ---                 ---------               ---
Minimum Capital Requirement
Tier 1 Capital to Risk-based
          Assets: 4.00% <F1>                     11.94%               13.66%                12.67%

Total Capital to Risk-based
Assets: 8.00% <F2>                               13.11%               14.91%                13.91%

Leverage Ratio (Tier 1 Capital
to Total Assets): 3.00% <F3>                      8.97%                9.43%                9 .28%

_______________________

<F1>      Minimum for "Well Capitalized" Banks = 6%
<F2>      Minimum for "Well Capitalized" Banks = 10%
<F3>      Minimum for "Well Capitalized" Banks = 5%

/TABLE

Liquidity and Interest Rate Sensitivity
---------------------------------------

Liquidity management involves the ability to meet cash flow requirements of customers who may be depositors making withdrawals or borrowers needing credit funding. BCG's cash flows are generated from interest and fee income, as well as from loan repayments, deposit acquisition, and maturities or sales of investments. BCG's liquidity needs are provided for primarily through short-term securities, and the maturing of loans.
Federal funds sold represent the BCG's primary source of immediate liquidity and were maintained at a level adequate to meet immediate needs. Federal funds averaged $23,346,000 and $16,391,000 for the nine months ended September 30, 1997 and
1996, respectively.   Federal funds averaged $15,795,000 and
$9,193,000 and for the three months ended September 30, 1997 and 1996, respectively. Maturities in BCG's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

BCG manages its liquidity through the volatility of its deposits and patterns in loan demand, its current liquidity position, its ability to control funding needs and potential sources of funds. As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. The target ratio is 85 percent. At September 30, 1997 the ratio was 78.73 percent.

BCG experienced a net decrease in cash and cash equivalents, its primary source of liquidity, of $17,343,000 during the first nine months of 1997. Operating activities provided $5,405,000 of funds. Adjustments to net income for non-cash expenses of depreciation, amortization, and provision for loan losses are included in this amount as a net provision of funds. Investing activities used $22,866,000 of funds, primarily due to an increase in loans and purchases of investment securities during the nine month period. Financing activities provided net cash of $119,000 due to an increase in deposit accounts during the nine months ended September 30, 1997.

                     AUTHORITATIVE STATEMENTS
                     ------------------------

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

In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a registrant in connection with its accounting for derivative financial instruments and derivative commodity instruments. The accounting policy requirements become effective for all registrants for filings that include financial statements for periods ending after June 15, 1997.

                   PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

Item 2.   Changes in Securities -
          ---------------------

Item 3.   Defaults Upon Senior Securities -
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders -
          ---------------------------------------------------

Item 5.   Other Information - Bank Corporation and its
          -----------------
subsidiary, First South Bank N.A. have entered into an agreement dated September 2, 1997 to sell the assets and liabilities of FSB's Wrightsville, Georgia branch. As of September 30, 1997 the branch had approximately $3,500,000 in loans and approximately $18,500,000 in deposit liabilities. It is expected that the sale of these assets and liabilities will close prior to the year end.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 27 - Financial Data Schedule (for SEC use only)

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Date:     November 14, 1997

                                BANK CORPORATION OF GEORGIA


                                 /s/ Dennis J. Zember, Jr.
                                Dennis J. Zember Jr., CPA
                                V. P. Finance
                                (Principal Financial Officer and
                                Principal Accounting Officer)